Form 10-Q
period 2007-09-30
China Holdings Acquisition Corp.
filed 2007-12-28
CIK 1408348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33804

CHINA HOLDINGS ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	61-1533071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

33 Riverside Avenue, 5th Floor Westport, CT 06880	06880
(Address of principal executive offices)	(zip code)

(203) 226-6408

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐     Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the issuer’s Common Stock, $.001 par value, outstanding as of December 19, 2007 was 16,000,000.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

China Holdings Acquisition Corp.

(a corporation in the development stage)

Condensed Balance Sheet

September 30, 2007

(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$250,767

Deferred registration costs	206,804

Total assets	$457,571

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Advances on warrant subscriptions	$135,958
Notes payable to initial stockholders	294,688

Total current liabilities	430,646

Commitments

Stockholders' Equity
Preferred stock, par value $.0001 per share,
1,000,000 shares authorized, none outstanding	—
Common stock, par value $.001 per share,
40,000,000 shares authorized, 3,450,000 shares
issued and outstanding	3,450
Additional paid-in capital	25,300
Deficit accumulated in the development stage	(1,825)

Total stockholders' equity	26,925

Total liabilities and stockholders' equity	$457,571

See accompanying notes to financial statements.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Condensed Statement of Operations

(Unaudited)

	For the Three Months Ended September 30, 2007	For the period June 22, 2007 (inception) to September 30, 2007

Interest income	$2,172	$2,172
Formation costs	170	3,997

Income (loss) before provision for income taxes	2,002	(1,825)

Provision for income taxes	—	—

Net income (loss) for the period	$2,002	$(1,825)

Weighted average number of shares outstanding, basic and diluted	3,450,000	3,450,000

Net earnings (loss) per share, basic and diluted	0.00	(0.00)

See accompanying notes to financial statements.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Condensed Statement of Stockholders’ Equity

For the period from June 22, 2007 (inception) to September 30, 2007

(Unaudited)

	Common Stock		Additional Paid -In Capital	Deficit accumulated in the development stage	Total Stockholders' Equity
	Shares	Amount
Issuance of Common Stock at $0.008 per share to initial stockholders on June 22, 2007	3,450,000	$3,450	$25,300	$—	$28,750

Net loss for the period	—	—	—	(1,825)	(1,825)

Balance, September 30, 2007	3,450,000	$3,450	$25,300	$(1,825)	$26,925

See accompanying notes to financial statements.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Condensed Statement of Cash Flows

For the period from June 22, 2007 to September 30, 2007

(Unaudited)

Cash flows from operating activities:
Net loss for the period	$(1,825)

Net cash used in operating activities	(1,825)

Cash flows from financing activities:
Payment of registration costs	(206,804)
Proceeds from issuance of common stock to initial stockholders	28,750
Proceeds from warrant subscriptions	135,958
Proceeds from notes payable to initial stockholders	294,688

Net cash provided by financing activities	252,592

Net increase in cash and cash equivalents	250,767
Cash and cash equivalents
Beginning of period	—

End of period	$250,767

See accompanying notes to financial statements.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Notes to Unaudited Financial Statements

Note 1 — Organization and Nature of Business Operations

China Holdings Acquisition Corp. (the “Company”) is a blank check company incorporated on June 22, 2007, for the purpose of acquiring or acquiring control of one or more operating businesses having their primary operations in Asia through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination or contractual arrangements. The Company intends to focus on potential acquisition targets in the People’s Republic of China (“China”) (a “Target Business”) for approximately nine months after the consummation of our public offering, and thereafter the Company may pursue other opportunities within Asia. All activity from June 22, 2007 (inception) to September 30, 2007 is related to the Company’s formation and capital raising activities. The Company has selected December 31 as its fiscal year end.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7.

The Company, after signing a definitive agreement for a business combination, of which no assurance can be given, is obligated to submit such transaction for approval by a majority of the holders of common stock of the Company sold as part of the units in our public offering (the “Public Stockholders”). Public Stockholders that vote against such proposed business combination and exercise their redemption rights are, under certain conditions described below, entitled to convert their shares into a pro-rata distribution from our trust account (the “Redemption Right”). The Company’s stockholders prior to our public offering (“Existing Stockholders”), have agreed to vote their 3,450,000 founding shares of common stock in accordance with the manner in which the majority of the shares of common stock held by the Public Stockholders are voted with respect to a Business Combination. In the event that a majority of the outstanding shares of common stock voted by the Company’s Public Stockholders vote to approve a business combination, and an amendment to our amended and restated certificate of incorporation allowing our perpetual existence is approved, and holders owning 33.33% or more of the outstanding common stock do not vote against both the business combination and the Extended Period (as defined below) and do not exercise their Redemption Rights, on a cumulative basis, the business combination may then be consummated.

If the Company does not execute a letter of intent, agreement in principle or definitive agreement for a business combination prior to 18 months from the date of the closing of our public offering, the Company’s board will convene, adopt and recommend to their stockholders a plan of dissolution and distribution and file a proxy statement with the SEC seeking stockholder approval for such plan. If, however, a letter of intent, agreement in principle or definitive agreement for a business combination has been executed prior to 18 months from the date of the closing of our public offering, the Company will seek the consummation of that business combination. However, if the Company has entered into a letter of intent, agreement in principle or definitive agreement within 18 months following the closing of our public offering and management anticipates that the Company may not be able to consummate a business combination within the 24 months from the date of the closing of our public offering, the Company may seek to extend the time period within which it may complete its business combination to 36 months, by calling a special (or annual) meeting of stockholders for the purpose of soliciting their approval for such extension (the “Extended Period”). If the Company receives Public Stockholder approval for the Extended Period and holders of 33.33% or more of the shares held by Public Stockholders do not vote against the Extended Period and elect to redeem their common stock in connection with the vote for the extended period, the Company will then have an additional 12 months in which to complete the initial business combination. If the Extended Period is approved, the Company will still be required to seek Public Stockholder approval before completing a business combination. In the event there is no business combination within the 24-month deadline (if the Extended Period is not approved) described above (the “Target Business Combination Period”), the Company will dissolve and distribute to its Public Stockholders, in proportion to their respective equity interests, the amount held in our trust account, and any remaining net assets, after the distribution of the trust account. The Company’s corporate existence will automatically cease at the end of the 36-month period if the Company has not received stockholder approval for an initial business combination.

Note 2 — Summary of Significant Accounting Policies

The financial statements at September 30, 2007 and for the periods ended September 30, 2007 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2007, the results of its operations and its cash flows for the periods then ended. Operating results for the interim period presented are not necessarily indicative of the results to be expected for the full year.

Cash and cash equivalents – Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Net Earnings ( Loss) per Common Share – Net earnings (loss) per share is computed based on the weighted average number of shares of common stock outstanding for the period.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes – Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Recently Issued Accounting Pronouncements – The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 — Deferred Registration Costs

As of September 30, 2007, the Company has incurred deferred registration costs of $206,804 relating to expenses incurred in connection to our public offering. Upon the closing of our public offering, the deferred registration costs will be charged to equity.

Note 4 — Notes Payable to Stockholders

The Company issued an aggregate of $294,688 unsecured promissory notes to certain of its sponsors (the “Notes”). The Notes are non—interest bearing and are payable on or before June 30, 2008. Due to the short term nature of the Notes, the fair value of the Notes approximate their carrying amount.

Note 5 — Income Taxes

The Company has recorded a deferred tax asset for the tax effect of temporary differences of $621. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance of $621 at September 30, 2007. The effective tax rate differs from the federal statutory rate of 34% due to the increase in the valuation allowance.

Note 6 — Commitments

Administrative Fees

The Company has agreed to pay an affiliate of a stockholder $10,000 per month for secretarial and administrative services. The arrangement will commence on the closing date of our public offering and will terminate upon the earlier of (i) the completion of the Company’s business combination, or (ii) the Company’s dissolution.

Underwriting Agreement

In connection with our public offering, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with the underwriters in our public offering.

Initial Stockholders

On or prior to the closing of our public offering, the Company will sell to certain of its initial stockholders 2,750,000 warrants (“Private Warrants”) in a private placement, at a price of $1.00 per Private Warrant, for an aggregate of $2,750,000. In addition, our initial stockholders have waived their right to receive distributions with respect to their founding shares and the shares underlying the Private Warrants (but not shares purchased in our public offering or in the secondary market) in the event of the Company’s liquidation.

The initial stockholders have agreed to surrender, without consideration, up to an aggregate of 450,000 of their shares of common stock to the Company for cancellation upon closing of our public offering in the event the over-allotment is not exercised to maintain a 20% ownership of the common shares after the closing of our public offering.

Note 7 — Capital Stock

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares of preferred stock were outstanding as of September 30, 2007.

Common Stock

On November 15, 2007, the Company’s Board of Directors authorized a stock dividend of 0.2 shares for each outstanding share of common stock. All references in the accompanying financial statements to the number of shares of common stock have been retroactively restated to reflect this transaction.

The Company is authorized to issue 40,000,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2007, 3,450,000 shares of common were issued and outstanding.

Note 8 — Warrants

Public Warrants

Each warrant sold in our public offering (a “Public Warrant”) is exercisable for one share of common stock. Except as set forth below, the Public Warrants entitle the holder to purchase shares at $7.50 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of the business combination and (b) one year from the closing date of our public offering, and ending five years from the date of such offering. The Company has the ability to redeem the Public Warrants, in whole or in part, at a price of $.01 per Public Warrant, at any time after the Public Warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equals or exceeds $14.25 per share, for any 20 trading days within a 30 trading day period ending three business days before the Company sent the notice of redemption. If the Company dissolves before the consummation of a business combination, there will be no distribution from our trust account with respect to such Public Warrants, which will expire worthless.

Private Warrants

The Private Warrants are identical to the Public Warrants and may not be sold or transferred, except in limited circumstances, until after the consummation of a business combination. If the Company dissolves before the consummation of a business combination, there will be no distribution from our trust account with respect to such Private Warrants, which will expire worthless.

As the proceeds from the exercise of the Public Warrants and Private Warrants will not be received until after the completion of a business combination, the expected proceeds from exercise will not have any effect on the Company’s financial condition or results of operations prior to a business combination.

As of September 30, 2007, the Company received $294,688 in advances on Private Warrant subscriptions. Upon issuance of the Private Warrants, the advances were credited to equity.

Note 9 — Public Offering

The Private Warrants were issued on November 15, 2007, for net proceeds of $2,750,000, which were subsequently deposited into the trust account.

Our initial public offering of 12,000,000 units was declared effective on November 15, 2007. Each unit consists of one share of the Company’s common stock and one Public Warrant. The offering was consummated on November 21, 2007, and we raised net proceeds of approximately $110,900,000, of which $110,800,000 were deposited into our trust account.

On December 14, 2007, the underwriters for our public offering exercised their over-allotment option to the extent of 800,000 units, resulting in net proceeds of $7,440,000, which were deposited into our trust account. Accordingly, the initial Stockholders have surrendered 250,000 of their shares of common stock for cancellation.

As a result of the events noted above, through December 14, 2007, the Company’s trust account has received $125,278,000 (approximately $9.79 per unit), which includes $4,288,000 that will be paid to the underwriters upon the consummation of a business combination pro-rata with respect to those shares for which stockholders do not exercise their redemption rights.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion should be read in conjunction with our unaudited financial statements and related notes thereto included elsewhere in this Form 10-Q.

This Quarterly Report on Form 10-Q includes assumptions concerning our operations, future results, prospects and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us, including those contained in the “Risk Factors” section of our prospectus (File No. 333-145085), declared effective by the Securities and Exchange Commission (the "SEC"), on November 15, 2007, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “could”, “would”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “continue”, or the negative of such terms or other similar expressions. Factors that might cause or contribute to such discrepancy include, but are not limited to, those described in our other SEC filings.

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K.

Results of Operations

We have neither engaged in any operations, nor generated any revenues to date. Our entire activity since inception has been to prepare for our proposed fundraising through our initial public offering, which was consummated in November 2007. Following our public offering, we will not generate any operating revenues until after completion of a business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. Immediately after the offering, we will begin paying monthly fees of $10,000 per month to Stuart Management Co. and expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of the public offering.

Liquidity and Capital Resources

Our liquidity needs have been satisfied from inception to September 30, 2007 through receipt of $28,750 from the sale of 3,450,000 shares to our Chief Executive Officer, Paul K. Kelly and our President, James D. Dunning, Jr. (of which 250,000 shares were forfeited as a consequence of our underwriters exercising their over-allotment option), and $294,688 of proceeds from notes payable issued to our existing stockholders.

On November 21, 2007, the Company consummated its initial public offering (“Offering”) of 12,000,000 units for net proceeds of approximately $110.9 million. On December 14, 2007, the underwriters of the Offering exercised their over-allotment option to the extent of 800,000 units resulting in net proceeds of approximately $7.4 million to the Company. The proceeds from the Offering, in combination with deferred underwriting fees of approximately $4.3 million and approximately $2.7 million of proceeds from the private placement of warrants on November 15, 2007, have been placed in a trust account. As a result of the preceding events, through December 14, 2007, the Company’s trust account has received approximately $125.3 million.

We will use substantially all of the net proceeds of the public offering to acquire one or more target businesses, of which no assurance can be given, including identifying and evaluating prospective target businesses, selecting one or more target businesses, and structuring, negotiating and consummating the business combination. If the business combination is paid for using stock or debt securities, we may apply the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the acquired business or businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies, or for working capital.

We believe the funds available to us outside of the trust account, together with up to an aggregate of $3.2 million of the interest income, net of taxes, on the balance of the trust account to be released to us to fund working capital and general corporate requirements, will be sufficient to allow us to operate for at least the next 36 months, assuming a business combination is not completed during that time.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we will rely on interest earned of up to $3.2 million, subject to adjustment, on the trust account to fund such expenditures and, to the extent that the interest earned is below our expectations, we may have insufficient funds available to operate our business prior to our initial business combination. Based upon current market conditions, we expect to receive $3.2 million in interest income within approximately one year of the consummation of the offering, although no assurance can be given. Moreover, we may need to raise additional funds through a private offering of debt or equity securities if such funds were required to consummate our initial business combination or because we become obligated to convert into cash a significant number of shares of public stockholders voting against our initial business combination or the extended period, in which case we may issue additional securities or incur debt in connection with such business combination. Such debt securities may include a working capital revolving debt facility or a longer term debt facility. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of a business combination.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

During the quarter ended September 30, 2007, there have been no material changes in the information about our market risk.

ITEM 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of September 30, 2007, that our disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HOLDINGS ACQUISITION CORP.
(Registrant)

Date: December 28, 2007	By:	/s/ Paul K. Kelly
Paul K. Kelly
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive and Financial Officer)