Form 10-K
period 2007-12-31
China Holdings Acquisition Corp.
filed 2008-03-31
CIK 1408348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33804

CHINA HOLDINGS ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	61-1533071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

33 Riverside Avenue, 5th Floor Westport, CT	06880
(Address of principal executive offices)	(zip code)

(203) 226-6408

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of common stock, $0.001 par value, and one warrant to purchase one share of common stock	The American Stock Exchange

Common stock, $0.001 par value	The American Stock Exchange

Warrants to purchase common stock	The American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Non-accelerated filer	☒
Accelerated filer	☐	Smaller reporting company	☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The registrant commenced trading its units on November 15, 2007 and the registrant’s common stock and warrants commenced trading separately from its units on December 17, 2007. As a result, there was no aggregate market value of the registrant’s voting or non-voting equity held by non-affiliates of the registrant as of June 30, 2007. The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sale price for the registrant’s common stock on March 20, 2008 ($8.90 per share), as reported on the American Stock Exchange, was approximately $113,920,000.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of December 31, 2007 was 16,000,000.

DOCUMENT INCORPORATED BY REFERENCE

Certain exhibits to this Annual Report on Form 10-K are incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-145085), and Form 8-K, dated November 21, 2007.

i

PART I

Item 1.	Business

General

References to “we,” “us,” “our” or the “Company” are to China Holdings Acquisition Corp..

We are a blank check company incorporated on June 22, 2007, for the purpose of acquiring or acquiring control of one or more operating businesses having their primary operations in Asia through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination or contractual arrangements. We intend to focus on potential acquisition targets (a “target business”), in the People’s Republic of China, including Hong Kong and Macau (“China” or “PRC”), for approximately nine months after November 21, 2007 (the date our public offering was consummated), and thereafter we may pursue other opportunities within Asia.

We believe that opportunities for market expansion have emerged for businesses with operations in China due to certain changes in China’s political, economic and social policies as well as certain fundamental changes affecting China and its neighboring countries. We believe that China is an attractive market both for making acquisitions and operating a target business for several reasons, including, among other things, increased government focus within China on privatizing assets, improving foreign trade and emerging private enterprises. China’s gross domestic product growth is among the highest of the world’s major industrial countries, with strong growth across many sectors of the economy. Notwithstanding these trends, there are various risks of business acquisitions in China including, among others, the risk that we may be unable to enforce our rights in China, that governments may revert back to former policies less conducive to free trade and that relations between China and countries in other regions of the world, including the United States, may deteriorate leading to reduced trade.

If we enter into a definitive agreement for a business combination, of which no assurance can be given, we are obligated to submit such transaction for approval by a majority of the then holders of our common stock, sold as part of the units (the “Units”) in our public offering (the “Public Stockholders”). Public Stockholders that vote against such proposed business combination and exercise their redemption rights are, under certain conditions, described below, entitled to convert their shares of common stock into a pro-rata distribution from our trust account (the “Redemption Right”). Our stockholders prior to our public offering (the “Existing Stockholders”), have agreed to vote their 3,200,000 founding shares of common stock in accordance with the manner in which the majority of the shares of our common stock held by the Public Stockholders are voted with respect to a business combination. In the event that a majority of the outstanding shares of common stock voted by our Public Stockholders approve a business combination, and an amendment to our amended and restated certificate of incorporation allowing our perpetual existence is approved, and holders owning 33.33% or more of our outstanding common stock do not vote against both the business combination and the Extended Period (as defined below) and do not exercise their Redemption Rights, on a cumulative basis, the business combination may then be consummated.

If we do not execute a letter of intent, agreement in principle or definitive agreement for a business combination prior to May 21, 2009 (18 months from November 21, 2007, the date of the closing of our public offering), our Board of Directors will convene, adopt and recommend to our stockholders a plan of dissolution and distribution and file a proxy statement with the Securities and Exchange Commission (the “SEC”), seeking stockholder approval for such plan. If, however, a letter of intent, agreement in principle or definitive agreement for a business combination has been executed prior May 21, 2009, we will seek the consummation of that business combination. However, if we have entered into a letter of intent, agreement in principle or definitive agreement prior to May 21, 2009, and management anticipates that we may not be able to consummate a business combination by November 21, 2009 (24 months from the date of the closing of our public offering), we may seek to extend the time period within which we may complete the business combination to 36 months, by calling a special (or annual) meeting of our stockholders for the purpose of soliciting their approval for such extension (the “Extended Period”). If we receive Public Stockholder approval for the Extended Period and holders of 33.33% or more of the shares held by our Public Stockholders do not vote against the Extended Period and elect to redeem their common stock in connection with the vote for the Extended Period, we will then have an additional 12 months in which to complete the initial business combination. If the Extended Period is approved, we will still be required to seek Public Stockholder approval before completing a business combination. In the event there is no business combination within the 24 month deadline (if the Extended Period is not approved) described above (the “Target Business Combination Period”), we will dissolve and distribute to our Public Stockholders, in proportion to their respective equity interests, the amount held in our trust account, and any remaining net assets, after the distribution of the trust account. Our corporate existence will automatically cease at the end of the 36 month period if we have not received stockholder approval for an initial business combination.

Our initial public offering of 12,000,000 Units was declared effective on November 15, 2007. Each unit consists of one share of our common stock and one warrant (the “Public Warrants”). The offering was consummated on November 21, 2007, and we raised net proceeds of approximately $110,900,000, of which approximately $110,800,000 were deposited into our trust account. On December 14, 2007, the underwriters for our public offering exercised their over-allotment option to the extent of 800,000 Units, resulting in net proceeds of $7,440,000, which were also deposited into our trust account. Accordingly, $125,278,000 (approximately $9.79 per Unit) was deposited into our trust account, which includes $4,288,000 that will be paid to our underwriters upon the consummation of a business combination with respect to those shares which stockholders do not exercise their Redemption Rights.

Prior to the closing of our public offering, we sold to certain of our Existing Stockholders 2,750,000 warrants (“Private Warrants”), at a price of $1.00 per Private Warrant, for an aggregate of $2,750,000. In addition, our Existing Stockholders have waived their right to receive distributions with respect to their founding shares of common stock and the shares underlying the Private Warrants (but not shares purchased in our public offering or in the secondary market) in the event of our liquidation. In addition, our Existing Stockholders surrendered to us, without consideration, an aggregate 250,000 of their shares of common stock for cancellation upon exercise of the over-allotment option by the underwriters to maintain a 20% ownership of the common stock after the closing of our public offering.

Each Public Warrant is exercisable for one share of common stock. Except as set forth below, the Public Warrants entitle the holder to purchase shares at $7.50 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of the business combination and (b) one year from the closing date of our public offering, and ending five years from the date of such offering. We have the ability to redeem the Public Warrants, in whole or in part, at a price of $.01 per Public Warrant, at any time after the Public Warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, and if, and only if, the last sale price of our common stock equals or exceeds $14.25 per share, for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. If we dissolve before the consummation of a business combination, there will be no distribution from our trust account with respect to such Public Warrants, which will expire worthless.

The Private Warrants are identical to the Public Warrants and may not be sold or transferred, except in limited circumstances, until after the consummation of a business combination. If the Company dissolves before the consummation of a business combination, there will be no distribution from our trust account with respect to such Private Warrants, which will also expire worthless.

Effecting a Business Combination

General

We are in the process of seeking, evaluating and reviewing potential target businesses with respect to a possible transaction. We have not entered into any agreement with respect to any potential acquisition as of March 1, 2008, and no assurance can be given that we will be able to consummate any acquisition. We intend to utilize the cash proceeds received from our public offering, our capital stock, debt, or a combination of these as the consideration to be paid in a business combination.

Prior to consummation of a business combination, we will seek to have all third party service providers, prospective target businesses or other entities that we may engage, which we refer to as potential contracted parties or a potential contracted party, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our Public Stockholders. There is no assurance that we will be able to get waivers from these potential contracted parties and there is no assurance that such waivers will be enforceable by operation of law or that creditors would be prevented from bringing claims against the trust account. In the event that a potential contracted party were to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation where management does not believe it would be able to find a provider of required services willing to provide the waiver. To the extent that we engage a third-party that has not executed a waiver, there is no assurance that the funds held in the trust account will be protected from creditor claims despite the limited personal liability of our trustees, to ensure that the trust account is not reduced by claims of creditors. Additionally, even if we do enter into such waivers with third parties, there is no assurance that they would be prevented from bringing claims against the trust account.

Sources of target businesses

We anticipate that target businesses may be brought to our attention from various unaffiliated parties such as investment banking firms, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and similar sources. Our officers, directors and advisors, as well as their affiliates may also bring to our attention target business candidates. We will not acquire an entity that is either a portfolio company of, or has otherwise received a financial investment from, our founders or their affiliates. We do not expect to acquire any entity in which any of our founders, officers, directors, special advisors, or their affiliates are passive investors or in which our founders, special advisors, or their affiliates are currently invested through investment vehicles controlled by them. However, if we do enter into a business combination transaction with such an entity, we will obtain an opinion, upon which our stockholders can rely, from an unaffiliated, independent investment banking firm which is a member of the Financial Industry Regulatory Authority (“FINRA”), that such business combination is fair to our stockholders from a financial point of view. Neither we, nor our directors have given, or will give, any consideration to entering into a business combination with companies affiliated with our founders, or our special advisors or directors.

We may pay fees or compensation to third parties for their efforts in introducing us to potential target businesses. Such payments are typically, although not always, calculated as a percentage of the dollar value of the transaction. We have not anticipated use of a particular percentage fee, but instead will seek to negotiate the smallest reasonable percentage fee consistent with the attractiveness of the opportunity and the alternatives, if any, that are then available to us. We may make such payments to entities we engage for this purpose or entities that approach us on an unsolicited basis. Payment of finders’ fees is customarily tied to consummation of a transaction and certainly would be tied to a completed transaction in the case of an unsolicited proposal. Although it is possible that we may pay finders’ fees in the case of an uncompleted transaction, we consider this possibility to be extremely remote. In no event will we pay any of our directors or officers or any entity with which they are affiliated any finders’ fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination. In addition, none of our officers or directors will receive any finders’ fee, consulting fees or any similar fees from any person or entity, including any target company, in connection with any business combination involving us. Following such business combination, however, our officers or directors may receive compensation or fees, including compensation approved by our Board of Directors, for customary director’s fees for our directors that remain following such business combination. Our directors have advised us that they will not take an offer regarding their compensation or fees following a business combination into consideration when determining which target businesses to pursue.

Selection of a target business and structuring of a business combination

Subject to the requirement that a target business or businesses have a fair market value of at least 80% of the balance in our trust account at the time of our initial business combination, we have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. Although our management will assess the risks inherent in a particular target business with which we may combine, no assurance can be given that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

We intend to focus on potential target businesses with valuations between $100 million and $1 billion. We believe that our available working capital, together with the issuance of additional equity and/or the issuance of debt, would support the acquisition of such a target business. The mix of additional equity and/or debt would depend on many factors. The proposed funding for any such business combination would be disclosed in the proxy statement relating to the required stockholder approval.

We anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business. We may, however, structure a business combination to acquire less than 100% of such interests or assets of the target business but will not acquire less than a controlling interest (which would be at least 51% of the voting securities of the target business). If we acquire only a controlling interest in a target business or businesses, the portion of such business that we acquire must have a fair market value equal to at least 80% of the amount in our trust account, as described above. If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need each seller to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent integration of the operations and services or products of the acquired companies in a single operating business.

We intend to acquire an operating business through a stock exchange, asset acquisition or other similar business combination; however, there are a number of industries in China in which direct foreign investment is restricted (including telecommunications services, online commerce and advertising). Therefore, if our target business is an industry that is subject to these requirements we may seek to acquire control of our target business through contractual arrangements with licensed companies operating in China and their owners. We may enter into a business combination in which we, our subsidiaries and/or affiliates, and the target business and its stockholders enter into a series of contracts that are designed to secure for us economic benefits and to assume by us the risks of losses that are substantially similar to full ownership, although we would not be allowed to own the assets or obtain direct control of an operating company in a restricted industry in China. These contracts could, for example, result in a structure where, in exchange for our payment of the acquisition consideration, the target business would be owned 100% by Chinese residents whom we designate, and the target business would continue to hold the requisite licenses necessary to operate its business. We may also establish a new subsidiary in China which would provide technology, technical support, consulting and related services to the target business in exchange for fees, which are designed to transfer to us substantially all of the economic benefits of ownership of the target business.

In evaluating a prospective target business, our management will primarily consider middle market companies that meet the criteria and guidelines set forth above. In addition, our management will consider, among other factors, the following:

•	financial condition and results of operations;

•	history of profits and growth potential;

•	brand recognition and potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	strategic strength in a particular sector and the capabilities to consolidate in China and/or internationally;

•	barriers to entry by competitors;

•	stage of development of the business and its products or services;

•	existing distribution arrangements and the potential for expansion;

•	degree of current or potential market acceptance of the products or services;

•	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

•	impact of regulation on the business;

•	regulatory environment of the industry;

•	seasonal sales fluctuations and the ability to offset these fluctuations through other business combinations, introduction of new products, or product line extensions; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management to our business objective. In evaluating a prospective target business, we expect to conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as review of financial and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete the business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Fair market value of target business or businesses

The initial target business or businesses with which we combine must have a collective fair market value equal to at least 80% of the balance in our trust account at the time of such business combination. There is no limitation on our ability to raise funds privately or through loans that would allow us to acquire a target business or businesses with a fair market value in an amount greater than 80% of the amount in our trust account at the time of such acquisition. We have not entered into and are not currently contemplating any financing arrangements with any third parties to raise additional funds.

The fair market value of a target business or businesses will be determined by our Board of Directors based upon standards generally accepted by the financial community, such as actual and potential sales, the values of comparable businesses, earnings and cash flow, and book value. If our Board is not able to independently determine that the target business has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion upon which our stockholders will be able to rely from an unaffiliated, independent investment banking firm which is a member of FINRA with respect to the satisfaction of such criteria. Any such opinion will be included in our proxy soliciting materials furnished to our stockholders in connection with a business combination, and will include that such independent investment banking firm will be a consenting expert. We will not be required to obtain an opinion from an investment banking firm as to the fair market value of the business if our Board of Directors independently determines that the target business or businesses has sufficient fair market value to meet the threshold criteria.

Issuance of additional debt or equity

Although we may not do so, we intend to focus on potential target businesses with valuations between $100 million and $1.0 billion. We believe that our available working capital will support the acquisition of such a target business. To consummate such an acquisition we would need to raise additional equity and/or incur additional debt financing. As the valuation of the proposed target business moves from the lower end to the higher end of that range, a greater amount of such additional equity or debt would be required. The mix of debt or equity would be dependent on the nature of the potential target business, including its historical and projected cash flow, its projected capital needs and the number of our stockholders who exercise their Redemption Rights. It would also depend on general market conditions at the time including prevailing interest rates and debt to equity coverage ratios. For example, capital intensive businesses usually require more equity and mature businesses with steady historical cash flow may sustain higher debt levels than growth companies.

We believe that it is typical for private equity firms and other financial buyers to use leverage to acquire operating businesses. Such debt is often in the form of both senior secured debt as well as subordinated debt, which may be available from a variety of sources. Banks and other financial institutions may provide senior or senior secured debt based on the target company’s cash flow. Mezzanine debt funds or similar investment vehicles may provide additional funding on a basis that is subordinate to the senior or secured lenders. Such instruments typically carry higher interest rates and are often accompanied by equity coverage such as warrants. We cannot assure you that such financing would be available on acceptable terms, if at all. The proposed funding for any such business combination would be disclosed in the proxy statement relating to the required stockholder approval.

Lack of business diversification

While we may seek to effect business combinations with more than one target business, our initial business combination must be with one or more target businesses whose collective fair market value is at least equal to 80% of the balance in our trust account at the time of such business combination, as discussed above. Consequently, we expect to complete only a single business combination, although this may entail a simultaneous combination with several operating businesses at the same time. At the time of our initial business combination, we may not be able to acquire more than one target business because of various factors, including complex accounting or financial reporting issues. For example, we may need to present pro forma financial statements reflecting the operations of several target businesses as if they had been combined historically.

A simultaneous combination with several target businesses also presents logistical issues such as the need to coordinate the timing of negotiations, proxy statement disclosure and closings. In addition, if conditions to closings with respect to one or more of the target businesses are not satisfied, the fair market value of the business could fall below the required fair market value threshold of 80% of the balance in our trust account.

Accordingly, while it is possible that we may attempt to effect our initial business combination with more than one target business, we are more likely to choose a single target business if all other factors appear equal. This means that for an indefinite period of time, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating a business combination with only a single entity, our lack of diversification may subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after a business combination, and cause us to depend on the marketing and sale of a single product or limited number of products or services.

If we complete a business combination structured as a merger in which the consideration is our stock, we would have a significant amount of cash available to make add-on acquisitions following our initial business combination.

Limited ability to evaluate the target business’ management

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination with that business, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our directors, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for stockholder approval of business combination

Prior to the consummation of our initial business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable Delaware law. If a majority of the shares of common stock voted by the Public Stockholders are not voted in favor of a proposed initial business combination, we may continue to seek other target businesses with which to effect our initial business combination until the expiration of 18 months from November 21, 2007 (the date our public offering was consummated) (or 24 months, if a letter of intent, agreement in principle or definitive agreement has been executed within such 18 month period but as to which a combination is not yet complete, or 36 months from November 16, 2007, if the Extended Period is approved). In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934 (the “Exchange Act”), which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the target business based on or reconciled to United States generally accepted accounting principles (“US GAAP”), as required under then applicable law or regulation.

In connection with the vote required for any business combination, our Existing Stockholders have agreed to vote their shares of common stock in accordance with the majority of the common stock voted by the Public Stockholders and have agreed to waive all of their Redemption Rights. Each of our founders has also agreed that he will vote any shares he purchases in the open market in favor of a business combination. As a result, if our founders acquire shares in the open market, they must vote those shares in favor of the proposed initial business combination with respect to those shares, and will therefore not be eligible to exercise Redemption Rights for those shares. We will proceed with the business combination only if a majority of the common stock voted by the Public Stockholders are voted in favor of the business combination, if a majority of our outstanding shares of common stock approve an amendment to our amended and restated certificate of incorporation to allow our perpetual existence and Public Stockholders owning less than 33.33% of the aggregate shares sold in our public offering vote against the business combination and exercise their Redemption Rights on a cumulative basis, including any stockholders who previously exercised their Redemption Rights in connection with the stockholder vote required to approve the Extended Period, if any. Voting against the business combination alone will not result in redemption of a stockholder’s shares for a pro rata share of the trust account. To do so, a stockholder must have also exercised the Redemption Rights described below. The requirements that we seek stockholder approval before effecting our initial business combination and not consummate our initial business combination if Public Stockholders owning 33.33% or more of the shares sold in our public offering exercise their Redemption Rights below (on a cumulative basis), are set forth in paragraph sixth of our amended and restated certificate of incorporation, which requires the affirmative vote of at least 80% of the voting power of our outstanding voting stock to amend. Management will not request that the Board consider such a proposal to eliminate or amend this provision.

Extension of time to complete a business combination to 36 months

We have a period of 18 months from November 21, 2007 within which to effect our initial business combination, with an additional six-month period (for a total of 24 months) if a letter of intent, agreement in principle or definitive agreement has been executed within such 18 month period but as to which the combination is not yet complete. However, unlike other blank check companies, if we have entered into such letter of intent, agreement in principle or definitive agreement within such 18 month period, we may, prior to the expiration of the 24 month period, call a meeting of our stockholders for the purpose of soliciting their approval to extend the date before which we must complete our business combination by an additional 12 months to avoid being required to liquidate. If the extended date is approved by stockholders we would have a total of 36 months from November 16, 2007 to complete a business combination. In connection with seeking stockholder approval for the Extended Period, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Exchange Act.

We believe that extending the date before which we must complete our business combination to 36 months may be necessary due to the circumstances involved in the evaluation and closing of a business combination in China, including obtaining audited U.S. GAAP financial statements of potential targets, the possible need for restructuring and reorganizing corporate entities and assets (particularly with respect to state-owned enterprises) and the requirements of complex Chinese regulatory filings and approvals. If we enter into such agreement near the end of this 18 month period, we would have only six months in which to accomplish the necessary accounting reconciliations, complete the restructuring of the company, satisfy U.S. and China regulatory requirements, secure the approval of our stockholders and provide for customary closing conditions.

While such 24 month period may be sufficient to accomplish all of these necessary tasks prior to effectuating the business combination, if, in the course of this process, we conclude that it may be insufficient, we may, pursuant to our amended and restated certificate of incorporation, call a special (or annual) meeting of our stockholders or raise the vote at an annual meeting for the purpose of extending by an additional 12 months the date before which we must complete our business combination.

If holders of 33.33% or more of the shares sold in our public offering vote against the proposed extension to 36 months and elect to redeem their shares for a pro rata share of the trust account, we will not extend the date before which we must complete our business combination beyond 24 months. In such event, if we cannot complete the initial business combination within such 24 month period, we will be required to liquidate, with the amount remaining in the trust account returned to all Public Stockholders. Subject to the foregoing, approval of the extension to 36 months will require the affirmative vote of the majority of the votes cast by our Public Stockholders who vote at the special or annual meeting called for the purpose of approving such extension. In connection with the vote required for the extension to 36 months, our Existing Stockholders have agreed to vote their shares of common stock in accordance with the majority of shares of common stock voted by the Public Stockholders and have agreed to waive their Redemption Rights.

If the majority of votes cast by our Public Stockholders are voted at the special (or annual) meeting called for the purpose of approving such extension vote in favor of such extension and holders of less than 33.33% of the shares sold in our public offering vote against the proposed extension and elect to redeem their shares, we will then have an additional 12 months in which to complete the initial business combination.

If the proposal for the extension to 36 months is approved, we will still be required to seek stockholder approval before effectuating our initial business combination, even if the business combination would not ordinarily require stockholder approval under applicable law. Unless a stockholder voted against the proposal to extend to 36 months and exercised such stockholder’s Redemption Rights, such stockholder will be able to vote on the initial business combination. We will consummate our initial business combination only if a majority of the common stock voted by the Public Stockholders (including shares purchased in our public offering or otherwise acquired in the public markets by our founders and special advisors) are voted in favor of our initial business combination, a majority of our outstanding shares of common stock approve an amendment to our amended and restated certificate of incorporation to permit our perpetual existence and Public Stockholders owning 33.33% or more of the shares sold in our public offering, on a cumulative basis, including any stockholders who previously exercised their Redemption Rights in connection with the special (or annual) meeting of stockholders called for the purpose of approving the Extended Period, if any, do not vote against the Extended Period or the initial business combination and exercise their Redemption Rights.

If at the end of such 36 month period after November 16, 2007, we have not effected such business combination, our corporate existence will automatically cease without the need for a stockholder vote, and we will liquidate and release only to our Public Stockholders, as part of our plan of distribution, the proceeds of our trust account, including accrued interest, net of income taxes payable on such interest and net of the interest income previously released to us to fund our working capital and general corporate requirements.

Redemption Rights for stockholders voting to reject the Extended Period or our initial business combination

Public Stockholders voting against the Extended Period or our initial business combination, as the case may be, will be entitled to cause us to redeem their common stock for a pro rata share of the aggregate amount then in our trust account, before payment of deferred underwriting discounts and commissions and including interest earned on their pro rata portion of the trust account, net of income taxes payable on such interest and net of up to an aggregate of $3.2 million of the interest income, net of taxes, on the trust account balance previously released to us to fund our working capital and general corporate requirements. Stockholders voting against (i) the Extended Period will only have the right to cause us to redeem their shares if the Extended Period is approved and (ii) the business combination will only have the right to cause us to redeem their shares if our initial business combination is approved and completed. Public Stockholders who cause us to redeem their common stock for a pro rata share of the trust account will be paid their redemption price as promptly as practicable after the date of the special (or annual) meeting for the Extended Period or upon consummation of a business combination, as the case may be, and will continue to have the right to exercise any Public Warrants they own.

The actual per-share redemption price in each case will be equal to the aggregate amount then on deposit in the trust account, including deferred underwriting discounts and commissions and including accrued interest, net of any income taxes on such interest, which shall be paid from the trust account, and net of up to an aggregate of $3.2 million of the interest income, net of taxes, earned on the trust account and released to us to fund our working capital and general corporate requirements (calculated as of the date of the special (or annual) meeting of stockholders approving the Extended Period or two business days prior to the consummation of the proposed business combination, as the case may be), divided by the number of shares sold in our public offering. The initial per-share redemption price in both cases would be approximately $9.80, or $0.20 less than our per-share public offering price of $10.00 (assuming that the entire purchase price of the Units was allocated to the common stock). The proceeds held in the trust account may be subject to claims which would take priority over the claims of our Public Stockholders and, as a result, the per-share liquidation price could be less than $9.80 due to claims of such creditors. Our Existing Stockholders have agreed to vote their shares for the Extended Period and business combination in the same manner as a majority of Public Stockholders who vote at the special (or annual) meeting, and have forfeited any right to cause us to redeem any shares owned by them (regardless of when acquired) in connection with the Extended Period or our initial business combination.

An eligible stockholder may request redemption at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to the Extended Period or a proposed business combination, but the request will not be granted unless the stockholder votes against the extension or business combination and the extension or business combination is approved and, in the case of the business combination, it is consummated. If a stockholder votes against the business combination or extension but fails to properly exercise such stockholder’s Redemption Rights, such stockholder will not have its shares of common stock redeemed for its pro rata distribution of our trust account. Any request for redemption, once made, may be withdrawn at any time up to the date of the applicable meeting. The funds to be distributed to stockholders who elect redemption will be distributed as promptly as practicable after the special (or annual) meeting of stockholders approving the Extended Period, if any, or after the consummation of the business combination. Public Stockholders who cause us to redeem their shares into their share of the trust account will still have the right to exercise their Public Warrants that they received as part of the Units. We will not complete our proposed initial business combination, and similarly will not extend the time to complete the business combination to 36 months, if Public Stockholders owning 33.33% or more of the shares sold in our public offering both vote against and exercise their Redemption Rights with respect to the Extended Period or, on a cumulative basis, in the case of the business combination. We intend to structure and consummate any potential business combination in a manner such that if up to (but not equal to) an aggregate of 33.33% of the common stock purchased by the Public Stockholders in our public offering exercise their Redemption Rights, the business combination could still be consummated. Many other blank check companies have a redemption threshold of 20%, which makes it more difficult for such companies to consummate their initial business combination. We have increased the redemption percentage to 33.33% from the more typical 20% in order to reduce the likelihood that a small group of investors holding a large block of our stock will be able to stop us from completing a business combination that is otherwise approved by a large majority of our Public Stockholders and to be competitive with other offerings by blank check companies currently in the market.

We may require Public Stockholders to tender their certificates to our transfer agent prior to the special or annual meeting or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. We will notify our Public Stockholders on a current report on Form 8-K and in our proxy statement related to the Extended Period or the initial business combination if we impose this requirement. If we elect to require physical delivery of the share certificates, we would expect that stockholders would have to comply with the following steps. If the shares are held in street name, stockholders must instruct their account executive at the stockholders’ bank or broker to withdraw the shares from the stockholders’ account and request that a physical certificate be issued in the stockholders’ name. Our transfer agent will be available to assist with this process. No later than the day prior to the stockholder meeting, the written instructions stating that the stockholder wishes to convert his or her shares into a pro rata share of the trust account and confirming that the stockholder has held the shares since the record date and will continue to hold them through the stockholder meeting and the closing of our business combination, if applicable, must be presented to our transfer agent. Certificates that have not been tendered in accordance with these procedures by the day prior to the stockholder meeting will not be converted into cash. In the event a stockholder tenders his or her shares and decides prior to the stockholder meeting that he or she does not want to convert his or her shares, the stockholder may withdraw the tender up to the date of the applicable meeting. In the event that a stockholder tenders shares in connection with the vote on the business combination and our business combination is not completed, these shares will not be redeemed into cash and the physical certificate representing these shares will be returned to the stockholder. Traditionally, in order to perfect conversion rights in connection with a blank check company’s business combination, a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to convert. After the business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the stock in the market. If the price rose above the conversion price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. Thus, the conversion right, to which stockholders were aware they needed to commit before the stockholder meeting, would become a “put” right surviving past the consummation of the business combination until the converting holder delivered his certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a converting holder’s election to convert is irrevocable once the business combination is approved.

If our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise their Redemption Rights, we may either need to reserve part of the trust account for possible payment upon such redemption, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their Redemption Rights than we expect. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having to adjust the ratio of cash to stock used as consideration, or we may need to arrange for third party financing, if available.

The initial redemption price will be approximately $9.80 per share. As this amount is lower than the $10.00 per share public offering price (assuming that the entire purchase price of the Units was allocated to the common stock) and it may be less than the market price of the common stock on the date of redemption, there may be a disincentive on the part of Public Stockholders to exercise their Redemption Rights.

Dissolution and liquidation if no business combination

If we do not enter into a letter of intent, agreement in principle or a definitive agreement within 18 months after November 21, 2007 (the date of consummation of our public offering), or if 33.33% or more of the shares sold in our public offering that are voted vote against a proposed extension, if any, beyond 24 months to 36 months and elect to redeem their shares for a pro rata share of the trust account or we do not receive stockholder approval for such extension and we are not be able to complete our initial business combination within such 24 month period, our amended and restated certificate of incorporation provides that our corporate purposes and powers will immediately thereupon be limited to acts and activities related to dissolving and winding up our affairs, including liquidation, and we will not be able to engage in any other business activities. Pursuant to Delaware law, dissolution after the 18 or 24 month period will require the affirmative vote of stockholders owning a majority of our then outstanding common stock to approve our plan of distribution pursuant to Section 281(b) of the Delaware General Corporation Law as set forth below. We will promptly send to our stockholders a proxy statement soliciting stockholder votes with respect to our dissolution and a notice of special (or annual) meeting of stockholders in accordance with the requirements of Delaware law not less than 10 nor more than 60 days prior to our special (or annual) meeting of stockholders. In the event that we do not initially obtain approval for our dissolution by stockholders owning a majority of our outstanding common stock, we will continue to take all reasonable actions to obtain approval, which may include adjourning the meeting from time to time to allow us to obtain the required vote and retaining a proxy solicitation firm to assist us in obtaining such vote. Any failure to obtain approval for our dissolution may significantly delay our dissolution and distribution to our stockholders. However, our amended and restated certificate of incorporation also provides that our corporate existence will automatically cease 36 months after November 16, 2007, except for the purposes of winding up our affairs and liquidating pursuant to Section 278 of the Delaware General Corporation Law. This has the same effect as if our Board of Directors and stockholders had formally voted to approve our dissolution pursuant to Section 275 of the Delaware Corporation Law. Limiting our corporate existence to a specified date as permitted by Section 102(b)(5) of the Delaware Corporation Law removes the necessity to obtain formal stockholder approval of our dissolution and liquidation and to file a certificate of dissolution with the Delaware Secretary of State.

Section 278 of the Delaware General Corporation Law provides that our existence will continue for at least three years after our expiration for the purpose of prosecuting and defending suits, whether civil, criminal or administrative by or against us, and of enabling us gradually to settle and close our business, to dispose of and convey our property, to discharge our liabilities and to distribute to our stockholders any remaining assets, but not for the purpose of continuing the business for which we were organized. Our existence will continue automatically even beyond the three-year period for the purpose of completing the prosecution or defense of suits begun prior to the expiration of the three year period, until such time as any judgments, orders or decrees resulting from such suits are fully executed. Section 281(b) will require us to pay or make reasonable provision for all then-existing claims and obligations including all contingent, conditional, or unmatured contractual claims known to us, and to make such provision as will be reasonably likely to be sufficient to provide compensation for any then-pending claims and for claims that have not been made known to us or that have not arisen but that, based on facts known to us at the time, are likely to arise or to become known to us within 10 years after such date. Under Section 281(b), the plan of distribution must provide for all of such claims to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. If there are insufficient assets, the plan must provide that such claims and obligations be paid or provided for according to their priority and, among claims of equal priority, ratably to the extent of legally available assets. Any remaining assets will be available for distribution to our stockholders. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors and service providers (such as accountants, lawyers, investment bankers, etc.) and potential target businesses. As described below, we will seek to have all vendors, service providers and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our Public Stockholders. Nevertheless, we cannot assure you of this fact as there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. A court could also conclude that such agreements are not legally enforceable. As a result, if we liquidate, the per-share distribution from the trust account could be less than $9.80 due to claims or potential claims of creditors. We will distribute to all of our Public Stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors).

If we seek approval from our stockholders to approve the Extended Period or to consummate a business combination 24 months after the consummation of our public offering, the proxy statement related to the Extended Period or the business combination will also seek stockholder approval for our Board of Directors’ recommended plan of distribution and liquidation in the event our stockholders do not approve the Extended Period or the business combination. Our Existing Stockholders have agreed to waive their rights to participate in any liquidation of our trust account or other assets with respect to their Existing Stockholders’ common stock and to vote their Existing Stockholders’ common stock in favor of any dissolution and plan of distribution which we submit to a vote of stockholders. There will be no distribution from the trust account with respect to our Public Warrants, which will expire worthless if we are liquidated.

If we are required to seek stockholder approval of a plan of distribution and we do not seek such stockholder approval in connection with stockholder approval of the Extended Period or a business combination, we estimate that our total costs and expenses for implementing and completing a stockholder-approved dissolution and plan of distribution will be between $75,000 and $125,000. This amount includes all costs and expenses relating to filing our dissolution in the Delaware, the winding up of our company, printing and mailing a proxy statement, holding a stockholders’ meeting relating to the approval by our stockholders of our dissolution and plan of distribution, legal fees and other filing fees. We believe that there should be sufficient funds available from the interest earned on the trust account and released to us as working capital, to fund the $75,000 to $125,000 in costs and expenses.

We will notify the trustee of the trust account to begin liquidating such assets promptly after we are required to liquidate in accordance with Delaware law and anticipate it will take no more than 10 business days to effectuate such distribution. Our Existing Stockholders have agreed to waive their rights to participate in any liquidation distribution with respect to their Existing Stockholders’ shares. There will be no distribution from the trust account with respect to our Public Warrants or Private Warrants, which will expire worthless. We will pay the costs of liquidation from our remaining assets outside of the trust account. If such funds are insufficient, Paul K. Kelly and James D. Dunning, Jr. have agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $75,000 to $125,000) and have agreed not to seek repayment of such expenses.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our Public Stockholders promptly after 18 or 24 months after November 21, 2007 (or 36 months from November 16, 2007 (as applicable)), this may be viewed or interpreted as giving preference to our Public Stockholders over any potential creditors with respect to access to or distributions from our assets. To the extent any bankruptcy court claims deplete the trust account, we cannot assure you we will be able to return to our Public Stockholders the liquidation amounts payable to them. Furthermore, our Board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our Company to claims of punitive damages, by paying Public Stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation sets forth certain requirements and restrictions that apply to us until the consummation of a business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•

if we have entered into a letter of intent or definitive agreement with respect to a business combination within 18 months of November 21, 2007, and we anticipate that we may not be able to consummate a business combination within 24 months, we may seek stockholder approval to extend the period of time to consummate a business combination by an additional 12 months. In such case, we will present such proposal to our stockholders. In order to approve the Extended Period, we must receive stockholder approval of a majority of our common stock voted by our Public Stockholders and Public Stockholders owning less than 33.33% of the common stock purchased by the Public Stockholders in our pubic offering both vote against the Extended Period and exercise their Redemption Rights;

•

if we do not enter into a letter of intent, agreement in principle or a definitive agreement within 18 months after November 21, 2007, or if the holders of 33.33% or more of the shares sold in our public offering vote against the proposed extension beyond 24 months to 36 months and elect to redeem their shares for a pro rata share of the trust account or we do not receive stockholder approval for such extension and we are not be able to complete our initial business combination within such 24 month period, our corporate purposes and powers will immediately thereupon be limited to acts and activities related to dissolving and winding up our affairs, including liquidation, and we will not be able to engage in any other business activities;

•

our corporate existence will cease 36 months after November 16, 2007, except for the purposes of winding up our affairs and liquidating pursuant to Section 278 of the Delaware General Corporation Law, if we are unable to complete a business combination;

•	if the Extended Period is approved, Public Stockholders who voted against such proposal and exercised their Redemption Rights will receive their pro rata share of the trust account;

•	prior to the consummation of our initial business combination, we shall submit such business combination to our stockholders for approval;

•

we may consummate our initial business combination if: (i) the business combination is approved by a majority of the common stock voted by our Public Stockholders, (ii) an amendment to our amended and restated certificate of incorporation allowing our perpetual existence is approved by a majority of our outstanding common stock and (iii) stockholders owning less than 33.33% of the common stock purchased by the Public Stockholders in our public offering exercise their Redemption Rights (on a cumulative basis, including shares redeemed in connection with our seeking stockholder approval for the Extended Period, if applicable);

•

if our initial business combination is approved and consummated, our Public Stockholders who voted against the business combination and exercised their Redemption Rights will receive their pro rata share of the trust account;

•

if a business combination is not consummated or a letter of intent, an agreement in principle or a definitive agreement is not signed within the specified time periods described above, then we will be dissolved and distribute to all of our Public Stockholders their pro rata share of the trust account;

•

our management will take all actions necessary to liquidate our trust account to our Public Stockholders as part of our plan of distribution if a business combination is not consummated or a letter of intent, an agreement in principle or a definitive agreement is not signed within the time periods specified above;

•

our stockholders’ rights to receive a portion of the trust fund are limited such that they may only receive a portion of the trust fund upon liquidation of our trust account to our Public Stockholders as part of our plan of distribution or upon the exercise of their Redemption Rights; and

•

we may not consummate any other merger, capital stock exchange, stock purchase, asset acquisition or control through contractual arrangements or similar transaction other than a business combination that meets the conditions specified above, including the requirement that our initial business combination be with one or more operating businesses whose fair market value, either individually or collectively, is equal to at least 80% of the amount in the trust account (excluding deferred underwriting discounts and commissions) at the time of such business combination.

The above-referenced requirements and restrictions included in our amended and restated certificate of incorporation may only be amended prior to consummation of a business combination with the vote of our Board of Directors and the affirmative vote of at least 80% of the voting power of our outstanding voting stock. In light of the requirement that we obtain the approval of at least 80% of the voting power of our stockholders, we do not anticipate any changes to such requirements and restrictions prior to our consummation of a business combination, if any.

Competition

In identifying, evaluating and selecting a target business for a business combination, we may encounter intense competition from other entities having a business objective similar to ours including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. While we believe there are numerous potential target businesses with which we could combine, our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore:

•	our obligation to seek stockholder approval of our initial business combination or obtain necessary financial information may delay the consummation of a transaction;

•

our obligation to redeem for cash the shares of common stock held by our Public Stockholders who vote against the business combination and exercise their Redemption Rights may reduce the resources available to us for a business combination;

•	our outstanding Public Warrants and/or Private Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses; and

•

the requirement to acquire an operating business that has a fair market value equal to at least 80% of the balance of the trust account at the time of the acquisition could require us to acquire the assets of several operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our business and intend to devote only as much time as they deem necessary to our business. We intend to hire employees and/or consultants, possibly including certain full time employees and/or consultants, in order to assist us in the search, due diligence for and consummation of a business combination. As of December 31, 2007, we did not have any full-time employees, but as of January 1, 2008, we retained one consultant.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the Securities and Exchange Commission (“SEC”) on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control; material agreements, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a current report on Form 8-K. We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as is reasonably practicable after we electronically file them with, or furnish them to, the SEC. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

Item 1A.	Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully the material risks described below, together with the other information contained in this Form 10-K and our other public filings before investing in our Company. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below and in our other public filings.

We are a newly formed, development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed development stage company with no operating results to date. We have no definitive plans, arrangements or understandings with any prospective target businesses concerning a business combination and we may be unable to complete a business combination. We will not generate any revenues from operations until after completing a business combination, if at all.

We may not be able to consummate a business combination within the required time frame, in which case, we would dissolve and liquidate our assets.

Pursuant to our amended and restated certificate of incorporation we must complete a business combination with a fair market value of at least 80% of the balance of our trust account at the time of the business combination within 18 months after November 21, 2007 (the date of the consummation of our public offering), or within 24 months if a letter of intent, agreement in principle or a definitive agreement has been executed within 18 months after the consummation of our public offering and the business combination relating thereto has not yet been consummated within such 18-month period, or, if extended pursuant to a stockholder vote, to within 36 months after November 16, 2007. If we fail to consummate a business combination within the required time frame, we will, in accordance with our amended and restated certificate of incorporation dissolve, liquidate and wind up. In any event, if, at the end of the 36 month period we have not obtained stockholder approval for an initial business combination, our corporate existence will automatically cease. The foregoing requirements are set forth in our amended and restated certificate of incorporation and may not be eliminated without the vote of our Board and the vote of at least 80% of the voting power of our outstanding voting stock. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination.

Unlike other blank check companies, we are permitted, pursuant to our amended and restated certificate of incorporation, to seek to extend the date before which we must complete an initial business combination to 36 months.

Unlike other blank check companies, if we have entered into a letter of intent, agreement in principle or definitive agreement within 18 months following November 21, 2007, we may seek to extend the date before which we must complete our business combination, to avoid being required to liquidate, beyond the more typical 24 months, to 36 months by calling a special (or annual) meeting of our stockholders for the purpose of soliciting their approval for such extension. We believe that an extension could be necessary due to the circumstances involved in the evaluation and closing of a business combination in China, including obtaining audited U.S. GAAP financial statements of potential targets, the possible need for restructuring and reorganizing corporate entities and assets (particularly with respect to Chinese state-owned enterprises) and the requirements of complex Chinese regulatory filings and approvals. Without the option of extending to 36 months from November 16, 2007, if we enter into such agreement near the end of the initial 18 month period, we would have only approximately six months in which to accomplish the necessary accounting reconciliations, satisfy U.S. and Chinese regulatory requirements, secure the approval of our stockholders and provide for customary closing conditions. If the proposal for the extension to 36 months is approved by our stockholders, we will have an additional 12 months beyond the more usual 24 month period with which to complete our initial business combination.

Certain provisions contained in our amended and restated certificate of incorporation may be amended by the vote of our Board of Directors and the affirmative vote of at least 80% of the voting power of our stockholders. This could reduce or eliminate the protection afforded to our stockholders by such provisions.

As described above, our amended and restated certificate of incorporation contains certain requirements and restrictions that will apply to us until the consummation of our initial business combination. Our amended and restated certificate of incorporation provides that until the consummation of our initial business combination, those requirements and restrictions may be amended by the vote of our Board of Directors and the affirmative vote of at least 80% of the voting power of our stockholders. If such an amendment was proposed and approved, it could reduce or eliminate the protection afforded to our Public Stockholders by these requirements and restrictions.

If third parties bring claims against us, the proceeds held in the trust account may be reduced and the per share liquidation price received will be less than $9.80 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account, there is no guarantee that they will execute such agreements, or if executed, that this will prevent potential contracted parties from making claims against the trust account. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Accordingly, the proceeds held in the trust account may be subject to claims which would take priority over the claims of our Public Stockholders and, as a result, the per-share liquidation price could be less than $9.80 due to claims of such creditors. If we are unable to complete a business combination and are forced to dissolve and liquidate, each of Paul K. Kelly and James D. Dunning, Jr. have agreed to indemnify the Public Stockholders (each in an amount proportional to the number of shares owned as compared to all of them as a group) for all claims of creditors (including claims of lawyers, accountants, printers, and investment bankers) or any potential target businesses, to the extent we fail to obtain waivers from such parties to ensure that the proceeds in the trust account are not reduced. No assurance can be given that such individuals would be able to satisfy any such indemnification claims, or that any such indemnification would be sufficient to satisfy all claims against the proceeds held in the trust account.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to claims of third parties with priority over the claims of our Public Stockholders. To the extent bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our Public Stockholders the liquidation amounts due them.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

If we do not effect our initial business combination within 36 months after November 16, 2007, our corporate existence will cease except for the purposes of winding up our affairs and liquidating pursuant to Section 278 of the Delaware General Corporation Law, in which case we will as promptly as practicable thereafter adopt a plan of distribution in accordance with Section 281(b) of the Delaware General Corporation Law. If we seek approval from our stockholders to approve the Extended Period or to consummate a business combination 24 months after November 21, 2007, the proxy statement related to the Extended Period or the business combination will also seek stockholder approval for our Board of Directors’ recommended plan of distribution and liquidation in the event our stockholders do not approve the Extended Period or the business combination. Section 278 provides that our existence will continue for at least three years after its expiration for the purpose of prosecuting and defending suits, whether civil, criminal or administrative, by or against us, and of enabling us gradually to settle and close our business, to dispose of and convey our property, to discharge our liabilities and to distribute to our stockholders any remaining assets, but not for the purpose of continuing the business for which we were organized. Our existence will continue automatically even beyond the three-year period for the purpose of completing the prosecution or defense of suits begun prior to the expiration of the three-year period, until such time as any judgments, orders or decrees resulting from such suits are fully executed. Section 281(b) will require us to pay or make reasonable provision for all then-existing claims and obligations, including all contingent, conditional, or unmatured contractual claims known to us, and to make such provision as will be reasonably likely to be sufficient to provide compensation for any then-pending claims and for claims that have not been made known to us or that have not arisen but that, based on facts known to us at the time, are likely to arise or to become known to us within 10 years after the date of dissolution. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors that we have engaged after the consummation of our public offering (such as accountants, lawyers, investment bankers, etc.) and potential target businesses. Accordingly, we believe the claims that could be made against us should be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. However, we cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our Public Stockholders promptly after 18, 24 months (or 36 months if the Extended Period has been approved), this may be viewed or interpreted as giving preference to our Public Stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our Board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our Company to claims of punitive damages, by paying Public Stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

If we dissolve and liquidate before concluding a business combination, our Public Stockholders will receive less than $10.00 per share on distribution of trust account funds and our Public Warrants will expire worthless.

If we are unable to complete a business combination and must dissolve and liquidate our assets, the per-share liquidating distribution will be less than $10.00 because of the expenses of our public offering, our general and administrative expenses and the planned costs of seeking a business combination. We expect, although no assurance can be given, that these costs and expenses to include approximately $600,000 for expenses for the due diligence and investigation of a target business or businesses; approximately $1,000,000 for legal, accounting and other expenses associated with structuring, negotiating and documenting an initial business combination; an aggregate of up to $360,000 for office space, administrative services and secretarial support payable to Stuart Management Co., an affiliate of Paul K. Kelly, representing $10,000 per month for 36 months; $125,000 as a reserve for liquidation expenses; $300,000 for legal and accounting fees relating to our SEC reporting obligations; and approximately $915,000 for working capital and general corporate requirements that will be used for miscellaneous expenses (including directors and officers liability insurance) and reserves. If we were unable to conclude an initial business combination and we expended all of the net proceeds of our public offering, other than the proceeds deposited in the trust account, without taking into account interest, if any, earned on the trust account, net of income taxes payable on such interest and net of interest income on the trust account balance previously released to us to fund working capital and general corporate requirements, the initial per-share liquidation price would be approximately $9.80, or $0.20 less than the per-share offering price of $10.00 (assuming that the entire offering amount was allocated to the shares included in the Units). Furthermore, our outstanding Public Warrants are not entitled to participate in a liquidating distribution and the Public Warrants will therefore expire worthless if we dissolve and liquidate before completing an initial business combination.

We will dissolve and liquidate if we do not consummate a business combination, in which case our Public Stockholders will receive less than $10.00 per share on distribution.

Pursuant to our amended and restated certificate of incorporation, among other things, we must liquidate if we do not complete a business combination within 18 months after November 21, 2007 (or within 24 months if a letter of intent, agreement in principle or a definitive agreement has been executed within 18 months after November 21, 2007 and the business combination relating thereto has not yet been consummated within such 18-month period, or within 36 months if the Extended Period is approved). The foregoing requirement is set forth in paragraph sixth of our amended and restated certificate of incorporation and may not be eliminated without the vote of our Board and the vote of at least 80% of the voting power of our outstanding voting common stock. Upon dissolution, we will distribute to all of our Public Stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account (net of taxes payable and that portion of the interest earned previously released to us) and net assets held outside the trust account. Our Existing Stockholders have waived their rights to participate in any liquidating distribution with respect to their Existing Stockholders’ common stock and have agreed to vote in favor of any dissolution and plan of distribution which we will present to our stockholders for vote. There will be no distribution from the trust account with respect to our Public Warrants and Private Warrants which will expire worthless. We will pay the costs of our dissolution and liquidation of the trust account from our remaining assets outside of the trust account, and we estimate such costs to be between $75,000 and $125,000, if not done in connection with a stockholder vote with respect to the Extended Period or a potential business combination. Upon notice from us, the trustee of the trust account will liquidate the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our Public Stockholders as part of our stockholder-approved dissolution and plan of distribution. Concurrently, we shall pay, or reserve for payment, from interest released to us from the trust account, if available, our liabilities and obligations, although we cannot give you assurances that there will be sufficient funds outside the trust account for such purpose. The amounts held in the trust account may be subject to claims by third parties, such as vendors, prospective target business or other entities, if we do not obtain waivers in advance from such third parties prior to such parties providing us with services or entering into arrangements with them. We have not received any waiver agreements at this time and we cannot assure you that such waivers will be obtained or will be enforceable.

Unlike other blank check offerings, we allow up to approximately 33.33% of the common stock purchased by the Public Stockholders in our public offering, on a cumulative basis, to be redeemed. This higher threshold will make it easier for us to consummate a business combination with which you may not agree.

When we seek stockholder approval for the Extended Period, if any, and our initial business combination, we will offer each Public Stockholder (other than our Existing Stockholders) the right to have its common stock converted to cash if the stockholder votes against the Extended Period or business combination, as the case may be, and such proposal is approved and, in the case of the business combination, it is also consummated. We will consummate the initial business combination only if the following three conditions are met: (i) a majority of the common stock voted by the Public Stockholders are voted in favor of the business combination, (ii) a majority of our outstanding common stock approve an amendment to our amended and restated certificate of incorporation allowing our perpetual existence, and (ii) Public Stockholders owning 33.33% or more of the shares sold in our public offering do not vote against the business combination and on a cumulative basis exercise their Redemption Rights (including any shares previously redeemed in connection with a vote, if any, on the Extended Period). Many other blank check companies have a redemption threshold of 20%, which makes it more difficult for such companies to consummate their initial business combination. Thus, because we permit a larger number of stockholders to exercise their Redemption Rights, it will be easier for us to consummate an initial business combination with a target business which stockholders may believe is not suitable for us, and you may not receive the full amount of your original investment upon exercise of your Redemption Rights. We have increased the redemption percentage to 33.33% from the more typical 20% in order to reduce the likelihood that a small group of investors holding a block of our stock will be able to stop us from completing a business combination that is otherwise approved by a majority of our Public Stockholders and to be similar to other offerings by blank check companies currently in the market.

We may require stockholders who wish to redeem their shares to comply with specific requirements for redemption that may make it more difficult for them to exercise their Redemption Rights prior to the deadline for exercising Redemption Rights.

We may require Public Stockholders who wish to redeem their shares to tender their certificates to our transfer agent prior to the stockholder meeting or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker,DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. If it takes longer than we anticipate to obtain a physical certificate, stockholders who wish to redeem may be unable to obtain physical certificates by the deadline for exercising their Redemption Rights and thus will be unable to convert their shares.

Since we have not yet selected a particular industry or any target business with which to complete a business combination, you will be unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

We intend to consummate a business combination with a company in any industry we choose that we believe will provide significant opportunities for growth, and we are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business or businesses with which we may ultimately enter a business combination. Although we will evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risks present in that target business. Even if we properly assess those risks, some of them may be outside of our control or ability to affect. We also cannot assure you that an investment in our Company will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

Your only opportunity to evaluate and affect the investment decision regarding a potential business combination will be limited to voting for or against the business combination submitted to our stockholders for approval.

You will be relying on the ability of our officers and members of our Board, with the assistance of employees, advisors and consultants, to choose a suitable business combination. You will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Accordingly, your only opportunity to evaluate and affect the investment decision regarding a potential business combination will be limited to voting for or against the business combination submitted to our stockholders for approval. In addition, a proposal that you vote against could still be approved if a sufficient number of Public Stockholders vote for the proposed business combination. Alternatively, a proposal that you vote for could still be rejected if a sufficient number of Public Stockholders vote against the proposed business combination.

We will not be required to obtain a fairness opinion from an independent investment banking firm as to the fair market value of the target business unless the Board of Directors is unable to independently determine the fair market value.

The fair market value of a target business or businesses will be determined by our Board of Directors based upon standards generally accepted by the financial community, such as actual and potential sales, the values of comparable businesses, earnings and cash flow, and book value. If our Board is not able to independently determine that the target business has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of FINRA with respect to the satisfaction of such criterion. In all other instances, we will have no obligation to obtain or provide you with a fairness opinion.

If we issue capital stock or redeemable debt securities to complete a business combination, your equity interest in us could be reduced or there may be a change in control of our Company.

Our amended and restated certificate of incorporation authorizes the issuance of up to 40,000,000 shares of common stock, par value $0.001 per share, and 1 million shares of preferred stock, par value $0.0001 per share. As of December 31, 2007, there were 8,450,000 authorized but unissued shares of common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding Public Warrants and Private Warrants) and all of the 1 million shares of preferred stock available for issuance. We have no other commitments as of December 31, 2007 to issue any additional securities. We may issue a substantial number of additional shares of common stock or preferred stock, or a combination of both, including through redeemable debt securities, to complete a business combination, particularly as we intend to focus primarily on acquisitions of mid-cap companies with valuations between approximately $100 million and $1 billion. Our issuance of additional shares of common stock or any preferred stock:

•	may significantly reduce your equity interest in us;

•

may cause a change in control if a substantial number of our shares of common stock are issued, which may among other things limit our ability to use any net operating loss carry forwards we have, and result in the resignation or removal of our officers and directors;

•	may, in certain circumstances, have the effect of delaying or preventing a change in control of us; and

•	may adversely affect the then-prevailing market price for our common stock.

The value of your investment in us may decline if any of these events occur.

If we acquire a company by issuing debt securities, our post-combination operating results may decline due to increased interest expense or our liquidity may be adversely affected by an acceleration of our indebtedness.

We may elect to enter into a business combination that requires us to issue debt securities as part of the purchase price for a target business, particularly as we intend to focus primarily on acquisitions of mid-cap companies with valuations between approximately $100 million and $1 billion. If we issue debt securities, such issuances may result in:

•	default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay our debt obligations;

•

acceleration, even if we are then current in our debt service obligations, if the debt securities have covenants that require us to meet certain financial ratios or maintain designated reserves, and any such covenants are breached without a waiver or renegotiation;

•	a required immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt securities contain covenants restricting our ability to obtain additional financing.

Our Existing Stockholders, Paul K. Kelly, James D. Dunning, Jr., Alan G. Hassenfeld, Gregory E. Smith, Xiao Feng, Cheng Yan Davis, Soopakij (Chris) Chearavanont and Ruey Bin Kao currently control us and may influence certain actions requiring a stockholder vote.

Our Existing Stockholders beneficially own, as of March 1, 2008, in the aggregate, 20.0% of our issued and outstanding common stock. Our Existing Stockholders have agreed that they will vote any shares of common stock they acquire after our public offering in favor of a vote to approve the Extended Period, a business combination or a plan of distribution that is presented to our Public Stockholders. Accordingly, shares of common stock acquired by our Existing Stockholders will not have the same voting or Redemption Rights as our Public Stockholders with respect to the Extended Period or a potential business combination, and our Existing Stockholders will not be eligible to exercise Redemption Rights for those shares if a business combination is approved by a majority of the votes cast by our Public Stockholders.

Because our founders and special advisors hold Private Warrants to purchase 2,750,000 shares of our common stock, after a business combination, the exercise of those Private Warrants may increase their ownership in us. This increase could allow our founders and special advisors to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions after consummation of our initial business combination. In addition, neither our founders nor their affiliates are prohibited from purchasing shares of our common stock in the aftermarket. If they do so, our founders will have a greater influence on the vote taken in connection with a business combination.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons including those beyond our control such as that more than 33.33% cumulatively of the common stock purchased by the Public Stockholders in our public offering vote against extending the period of time that we have to consummate a business combination and/or the business combination and opt to have us redeem their stock for a pro rata share of the trust account even if a majority of our Public Stockholders approve the business combination. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Our founders and our special advisors may have a conflict of interest in deciding if a particular target business is a good candidate for a business combination.

Our Existing Stockholders have agreed to waive their rights to receive distributions with respect to their Existing Stockholders’ common stock acquired before our public offering if we dissolve and liquidate because we fail to complete a business combination. The common stock which is beneficially owned by our Existing Stockholders will be worthless if we do not consummate a business combination. Our directors’ and officer’s desire to avoid rendering their common stock and warrants worthless may result in a conflict of interest when they determine whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Unless we complete a business combination, our officers and directors will not receive reimbursement for any out-of-pocket expenses they incur if such expenses exceed the amount available to us for working capital and general corporate purposes. Therefore, they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the Public Stockholders’ best interest.

Our directors will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount not required to be retained in the trust account unless the business combination is consummated. Our directors may, as part of any such combination, negotiate the repayment of some or all of any such expenses. If the target business’ owners do not agree to such repayment, this could cause our management to view such potential business combination unfavorably, thereby resulting in a conflict of interest. The financial interest of our directors could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

Our directors, including those we expect to serve on our Audit Committee, may not be considered “independent” under the policies of the North American Securities Administrators Association, Inc. and, therefore, may take actions or incur expenses that are not deemed to be independently approved or independently determined to be in our best interest.

Under the policies of the North American Securities Administrators Association, Inc., an international organization devoted to investor protection, because all of our directors may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf such as attending meetings of the Board of Directors, identifying potential target businesses, and performing due diligence on suitable business combinations, and certain of our directors indirectly own shares of our securities, state securities administrators could take the position that such individuals are not “independent.” If this were the case, they would take the position that we would not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. There is no limit on the amount of out-of-pocket expenses that could be incurred and there will be no review of the reasonableness of the expenses by anyone other than our Audit Committee, our Board of Directors, or a court of competent jurisdiction if such reimbursement is challenged. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we complete a business combination. Although we believe that all actions taken by our directors on our behalf will be in our best interests, whether or not they are deemed to be “independent,” we cannot assure you that this will actually be the case. If actions are taken, or expenses are incurred that actually are not in our best interests, it could have a material adverse effect on our business and operations and the price of our stock held by the Public Stockholders.

We will probably complete only one business combination with the proceeds of our public offering, meaning our operations will depend on a single business that is likely to operate in a non-diverse industry or segment of an industry.

We intend to use the net proceeds from our public offering to complete a business combination, if a business target is located, of which no assurance can be given. Our initial business combination must be with a target business or businesses with a fair market value of at least 80% of the balance in the trust account at the time of such business combination. There is no limitation on our ability to raise funds privately or through loans that would allow us to acquire a target business or businesses with a fair market value in an amount greater than 80% of the amount in our trust account at the time of such acquisition. We have not entered into and are not currently contemplating any financing arrangements with any third parties to raise additional funds. We may not be able to acquire more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. Additionally, we may encounter numerous logistical issues if we pursue multiple target businesses, including the difficulty of coordinating the timing of negotiations, proxy statement disclosure and closings. We may also be exposed to the risk that our inability to satisfy conditions to closing with one or more target businesses would reduce the fair market value of the remaining target businesses in the combination below the required threshold of 80% of the balance in the trust account. Due to these added risks, we are more likely to choose a single target business with which to pursue a business combination than multiple target businesses. Unless we combine with a target business in a transaction in which the purchase price consists substantially of common stock and/or preferred stock, it is likely we will complete only our initial business combination with the proceeds of our public offering. Accordingly, the prospects for our success may depend solely on the performance of a single business. If this occurs, our operations will be highly concentrated and we will be exposed to higher risk than other entities that have the resources to complete several business combinations, or that operate in, diversified industries or industry segments.

If we do not conduct an adequate due diligence investigation of a target business with which we combine, we may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price.

In order to meet our disclosure and financial reporting obligations under the federal securities laws, and in order to develop and seek to execute strategic plans for how we can increase the revenues and/or profitability of a target business, realize operating synergies or capitalize on market opportunities, we must conduct a due diligence investigation of one or more target businesses. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, or that factors outside of the target business and outside of our control will not later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

We will depend on the limited funds available outside of the trust account and a portion of the interest earned on the trust account balance to fund our search for a target business or businesses and to complete our initial business combination.

Of the net proceeds of our public offering, $100,000 will be available to us initially outside the trust account to fund our working capital and general corporate requirements. We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with the additional working capital we will need to identify one or more target businesses and to complete our initial business combination. While we are entitled to have released to us for such purposes up to an aggregate of $3.2 million of the interest income, net of income and franchise taxes on such interest, a substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow additional funds from our founders or our directors to operate or we may dissolve and liquidate.

We may be unable to obtain additional financing if necessary to complete a business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We may consider a business combination that will require additional financing, particularly as we intend to primarily focus on acquisitions of mid-cap companies with valuations between approximately $100 million and $1 billion. However, we cannot assure you that we will be able to complete a business combination or that we will have sufficient capital with which to complete a combination with a particular target business. If the net proceeds of our public offering are not sufficient to facilitate a particular business combination because:

•	of the size of the target business;

•	of the depletion of offering proceeds not in the trust account or available to us from interest earned on the trust account balance that is expended in search of a target business; or

•	we must redeem for cash a significant number of common stock owned by stockholders who elect to exercise their Redemption Rights,

we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. If additional financing is unavailable to consummate a particular business combination, we would be compelled to restructure or abandon the combination and seek an alternative target business. Even if we do not need additional financing to consummate a business combination, we may require such financing to operate or grow the target business. If we fail to secure such financing, this failure could have a material adverse effect on the operations or growth of the target business. None of our directors nor any other party is required to provide any financing to us in connection with, or following, a business combination.

Our outstanding Public Warrants and Private Warrants may adversely affect the market price of our common stock and make it more difficult to effect a business combination.

If we issue common stock to consummate a business combination, the potential issuance of additional shares of common stock on exercise of the Private Warrants or Public Warrants could make us a less attractive acquisition vehicle to some target businesses. This is because exercise of Private Warrants or Public Warrants will increase the number of issued and outstanding shares of common stock and may reduce the value of the shares issued to complete the business combination. Our Private Warrants or Public Warrants may make it more difficult to complete a business combination or increase the purchase price sought by one or more target businesses. Additionally, the sale or possibility of sale of the shares underlying the Private Warrants or Public Warrants could have an adverse effect on the market price for our common stock or on our ability to obtain other financing. If and to the extent these Private Warrants or Public Warrants are exercised, you may experience dilution to your holdings.

The grant of registration rights to our Existing Stockholders and special advisors may make it more difficult to complete a business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Our Existing Stockholders will have certain registration rights with respect to the resale of their shares of common stock. In addition, our founders and special advisors will have certain registration rights with respect to the Private Warrants and the shares underlying the Private Warrants commencing 90 days after the consummation of our initial business combination. We will bear the cost of registering these securities. If our Existing Stockholders and special advisors exercise their registration rights in full and we successfully register such securities, there will then be an additional 3,200,000 shares of common stock and 2,750,000 Private Warrants and/or up to 2,750,000 shares of common stock issuable upon exercise of the Private Warrants that are eligible for trading in the public market. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make a business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our founders and special advisors are registered.

The Public Warrants cannot be exercised if we do not have an effective registration statement in place.

No Public Warrants will be exercisable, and we will not be obligated to issue shares of common stock upon exercise of the Public Warrants by a holder unless, at the time of such exercise, we have a registration statement under the Securities Act of 1933, as amended, in effect covering the shares of common stock issuable upon the exercise of the Public Warrants and a current prospectus relating to the common stock. We have agreed to use our best efforts to have a registration statement in effect covering the shares of common stock issuable upon exercise of the Public Warrants from the date the Public Warrants become exercisable and to maintain a current prospectus relating to the common stock until the Public Warrants expire or are redeemed. However, we cannot assure you that we will be able to do so. Additionally, we have no obligation to settle the Public Warrants for cash in the absence of an effective registration statement or under any other circumstances. The Public Warrants may be deprived of any value, the market for the Public Warrants may be limited, the holders of Public Warrants may not be able to exercise their Public Warrants if there is no registration statement in effect covering the shares of common stock issuable upon the exercise of the Public Warrants or the prospectus relating to the shares of common stock issuable upon the exercise of the Public Warrants is not current and the Public Warrants may expire worthless.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

We may be deemed to be an investment company, as defined under Sections 3(a)(1)(A) and (C) of the Investment Company Act of 1940, if, prior to the consummation of a business combination, we are viewed as engaging in the business of investing in securities or we own investment securities having a value exceeding 40% of our total assets. If we are deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it difficult for us to complete a business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on our issuance of securities.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated activities will subject us to the Investment Company Act of 1940 as the net proceeds of our public offering are to be held in the trust account may only be invested by the trust agent in “government securities” with specific maturity dates. By restricting the investment of the trust account to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1, promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the Investment Company Act of 1940, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

Companies with similar business plans to ours have had limited success in completing a business transaction. There can be no assurance that we will successfully identify a potential target business, or complete a business combination.

We will be subject to competition from other companies seeking to consummate a business plan similar to ours, which will, as a result, increase demand for privately-held companies to combine with companies structured similarly to ours. Further, there may only be a limited number of attractive target businesses available, or that many privately-held target businesses may not be inclined to enter into business combinations with publicly held blank check companies like us. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods. If we are unable to find a suitable target business within such time periods, we will be forced to liquidate.

We are dependent upon Paul K. Kelly and James D. Dunning, Jr. and the loss of either of them could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, upon Paul K. Kelly and James D. Dunning, Jr. We believe that our success depends on the continued service of these persons, at least until we have consummated a business combination. We cannot assure you that such individuals will remain with us for the immediate or foreseeable future.

In addition, there is no minimum amount of time that either Paul K. Kelly or James D. Dunning, Jr. have agreed to devote to our business nor are they required to commit any specified amount of time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, either of these individuals. The unexpected loss of the services of either of these individuals could have a detrimental effect on us.

Our ability to successfully effect a business combination and to be successful upon completion of a business combination will be dependent upon the efforts of our management, some of whom may join us following a business combination and whom we would have only a limited ability to evaluate. It is also likely that our current officers and directors will resign upon the completion of a business combination.

Our ability to successfully effect a business combination will be dependent upon the efforts of our management. The future role of our management following a business combination, however, cannot presently be fully ascertained. Although certain members of our management team may remain associated with us following a business combination, it is unlikely that our entire management team will be able to remain with the combined company after the completion of a business combination. Thus, we will likely employ other personnel following the business combination. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company, as well as U.S. securities laws, which could cause us to have to expend time and resources helping them become familiar with such laws. This could be expensive and time consuming and could lead to various regulatory issues which may adversely affect our operations.

The American Stock Exchange may delist our securities which could limit our stockholders’ ability to effectuate transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed for trading on the American Stock Exchange. No assurance can be given that our securities will continue to be listed on the American Stock Exchange as we might not meet certain continued listing standards such as income from continuing operations. Additionally, in connection with our business combination, it is likely that the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the American Stock Exchange delists our securities from trading, we could face significant consequences including:

•	a limited availability for market quotations for our securities;

•	reduced liquidity with respect to our securities;

•

a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock;

•	limited amount of news and analyst coverage for our Company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

Because we must furnish our stockholders with target business financial statements prepared in accordance with or reconciled to U.S. GAAP, we may not be able to complete a business combination with some prospective target businesses unless their financial statements are first reconciled to U.S. GAAP.

The federal securities laws require that a business combination meeting certain financial significance tests include historical and pro forma financial statement disclosure in periodic reports and proxy materials submitted to stockholders. Because our initial business combination must be with a target business that has a fair market value of at least 80% of the balance in the trust account at the time of our initial business combination, we will be required to provide historical and pro forma financial information to our stockholders when seeking approval of a business combination with one or more target businesses. These financial statements must be prepared in accordance with, or be reconciled to, U.S. generally accepted accounting principles, or GAAP, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. If a proposed target business, including one located outside of the U.S., does not have financial statements that have been prepared in accordance with, or that can be reconciled to, U.S. GAAP and audited in accordance with the standards of the PCAOB, we will not be able to acquire that proposed target business. These financial statement requirements may limit the pool of potential target businesses with which we may combine.

Risks associated with acquiring and operating a target business in China

After a business combination, substantially all of our assets could be located in China and substantially all of our revenue will be derived from our operations in China. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal developments in China.

The PRC’s economic, political and social conditions, as well as government policies, could affect our business. The PRC economy differs from the economies of most developed countries in many respects.

Since 1978, China has been one of the world’s fastest-growing economies in terms of gross domestic product (GDP) growth. We cannot assure you, however, that such growth will be sustained in the future. If in the future China’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate a business combination and if we make an acquisition, the ability of that target business to become profitable.

Our ability to find an attractive target business with which to consummate a business combination is based in part on the assumption that the Chinese economy will continue to grow. The PRC’s economic growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage sustainable economic growth and guide the allocation of resources. The PRC government has also begun to use macroeconomic tools to decelerate the rate of Chinese economic growth. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us, depending on the industry in which we engage in a business combination. For example, our business, prospects, financial condition and results of operations may be materially adversely affected by PRC government control over capital investments or changes in tax regulations that are applicable to a potential target business and a business combination.

The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the PRC government has implemented measures emphasizing the use of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over PRC economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. We cannot assure you that China’s economic, political or legal systems will not develop in a way that becomes detrimental to our business, prospects, financial conditions and results of operations.

If the PRC government finds that the possible future agreements that establish the structure for operating our China businesses do not comply with PRC governmental restrictions on foreign investment, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to significant penalties or be forced to relinquish our interests in those operations.

PRC regulations currently prohibit or restrict foreign ownership in certain industries.

If we or any of our potential future subsidiaries or affiliated entities are found to be in violation of any existing or future PRC laws or regulations (for example, if we are deemed to be holding equity interests in certain of our affiliated entities in which direct foreign ownership is prohibited) the relevant PRC regulatory authorities might have the discretion to:

•	revoke the business and operating licenses of possible future PRC subsidiaries or affiliates;

•	confiscate relevant income and impose fines and other penalties;

•	discontinue or restrict possible future PRC subsidiaries’ or affiliates’ operations;

•	require us or possible future PRC subsidiaries or affiliates to restructure the relevant ownership structure or operations;

•	restrict or prohibit our use of the proceeds of our public offering to finance our businesses and operations in China; or

•	impose conditions or requirements with which we or possible future PRC subsidiaries or affiliates may not be able to comply.

The imposition of any of these penalties could result in a material and adverse effect on our ability to conduct our business.

In addition, the relevant PRC regulatory authorities may impose further penalties. Any of these consequences could have a material and adverse effect on our operations.

In many cases, existing regulations with regard to investments from foreign investors and domestic private capital lack detailed explanations and operational procedures, and are subject to interpretation, which may change over time. We thus cannot be certain how the regulations will be applied to our business, either currently or in the future. Moreover, new regulations may be adopted or the interpretation of existing regulations may change, any of which could result in similar penalties, resulting in a material and adverse effect on our ability to conduct our business.

If we acquire a target business through contractual arrangements with one or more operating businesses in China, such contracts may not be as effective in providing operational control as direct ownership of such businesses.

The government of the PRC has restricted or limited foreign ownership of certain kinds of assets and companies operating in certain industries. The industry groups that are restricted are wide ranging, including certain aspects of telecommunications, advertising, food production, and heavy equipment manufacturers, for example. In addition there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security or having “famous trademarks” or “traditional Chinese brand names.” Subject to the review and approval requirements of the Ministry of Commerce and other relevant agencies for acquisitions of assets and companies in the PRC and subject to the various percentage ownership limitations that exist from time to time, acquisitions involving foreign investors and parties in the various restricted categories of assets and industries may nonetheless sometimes be consummated using contractual arrangements with permitted Chinese parties. To the extent that such agreements are employed, they may be for control of specific assets such as intellectual property or control of blocks of the equity ownership interests of a company which may provide exceptions to the merger and acquisition regulations mentioned below since these types of arrangements typically do not involve a change of equity ownership in PRC operating company. The agreements would be designed to provide our Company with the economic benefits of and control over the subject assets or equity interests similar to the rights of full ownership, while leaving the technical ownership in the hands of Chinese parties who would be our nominees and, therefore, may exempt the transaction from the merger and acquisition regulations, including the application process required thereunder. However, since there has been limited implementation guidance provided with respect to the merger and acquisition regulations, there can be no assurance that the relevant government agencies would not apply them to a business combination effected through contractual arrangements. If such an agency determines that such an application should have been made, consequences may include ordering the application to be made with proper government agencies levying fines, revoking business and other licenses, requiring restructure of ownership or operations and requiring discontinuation of any portion of all of the acquired business. These agreements likely also would provide for increased ownership or full ownership and control by us when and if permitted under PRC law and regulation. If we choose to effect a business combination that employs the use of these types of control arrangements, we may have difficulty in enforcing our rights. Therefore, these contractual arrangements may not be as effective in providing us with the same economic benefits, accounting consolidation or control over a target business as would direct ownership. For example, if the target business or any other entity fails to perform its obligations under these contractual arrangements, we may have to incur substantial costs and expend substantial resources to enforce such arrangements, and rely on legal remedies under Chinese law, including seeking specific performance, and claiming damages, which we cannot assure will be sufficient to off-set the cost of enforcement and may adversely affect the benefits we expect to receive from the business combination.

Contractual arrangements we enter into with potential future subsidiaries and affiliated entities or acquisitions of offshore entities that conduct PRC operations through affiliates in China may be subject to a high level of scrutiny by the PRC tax authorities.

Under PRC law, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. If any of the transactions we enter into with potential future subsidiaries and affiliated entities are found not to be on an arm’s-length basis, or to result in an unreasonable reduction in tax under PRC law, the PRC tax authorities have the authority to disallow any tax savings, adjust the profits and losses of such possible future PRC entities and assess late payment interest and penalties. A finding by the PRC tax authorities that we are ineligible for any such tax savings, or that any of our possible future affiliated entities are not eligible for tax exemptions, would substantially increase our possible future taxes and thus reduce our net income and the value of your investment. In addition, in the event that in connection with an acquisition of an offshore entity that conducted its PRC operations through affiliates in China, the sellers of such entities failed to pay any taxes required under PRC law, the PRC tax authorities could require us to withhold and pay the tax, together with late-payment interest and penalties. The occurrence of any of the foregoing could have a negative impact on our operating results and financial condition.

Potential future PRC targets or strategic partners may have previously engaged or may engage in activities without appropriate licenses or approvals or outside the authorized scope of their business licenses or permitted activities. This could subject those companies to fines and other penalties, which could have a material adverse effect on our business.

Potential future targets or strategic partners may have previously engaged or may currently engage in activities without appropriate licenses or approvals or outside the authorized scope of their business licenses or permitted activities. If we or our strategic partners do not receive any necessary licenses or approvals, broaden the authorized business scope or narrow the scope of the activities as appropriate, we or the relevant strategic partner may have to cease operations or contract our operations to third parties who hold the appropriate licenses. In addition, counterparties to contracts we make when engaging in activities that require licenses may legally default on those contracts if we or the relevant strategic partner do not possess the appropriate licenses. The occurrence of any of these events would have an adverse effect on our business and results of operations.

PRC authorities may refuse to grant any licenses we may seek. For companies that exceeded the scope of their business licenses or permitted activities or operated without a license or needed approval in the past but are now compliant, as well as for any companies that may currently operate without the appropriate license or approval or outside the scope of their business license or permitted activities, the relevant PRC authorities have the authority to impose fines or other penalties, sometimes as much as five to ten times the amount of the illegal revenues and may require the disgorgement of profits or revocation of the business license. Due to the inconsistent nature of regulatory enforcements in the PRC, those of our possible future PRC strategic partners that exceeded the scope of their business licenses or permitted activities or operated without the appropriate licenses or approvals in the past or do so in the future may be subject to the above fines or penalties, including the disgorgement of profits or revocation of the business license of one or more of these companies. These fines or penalties may have a material adverse effect on our business.

Because Chinese law governs almost all of any target business’ current material agreements, we may not be able to enforce our rights within the PRC or elsewhere, which could result in a significant loss of business, business opportunities or capital.

We believe that it is highly likely that Chinese law governs almost all of any target business’ current material agreements, some or many of which could be with Chinese governmental agencies. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available outside of the PRC. The Chinese legal system is similar to a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. Although legislation in China over the past 25 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in China, these laws, regulations and legal requirements are relatively new. Due to the limited volume of published judicial decisions, their non-binding nature, the short history since their enactments, the discrete understanding of the judges or government agencies of the same legal provision, inconsistent professional abilities of the judicators, and the inclination to protect local interest in the court rooms, interpretation and enforcement of PRC laws and regulations involve uncertainties, which could limit the legal protection available to us, and foreign investors, including you. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse impact on our business, prospects, financial condition, and results of operations. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. In addition, any litigation in China, regardless of outcome, may be protracted and result in substantial costs and diversion of resources and management attention.

If relations between the United States and the PRC deteriorate, potential target businesses or their goods or services could become less attractive.

The relationship between the United States and the PRC is subject to sudden fluctuation and periodic tension. For instance, if the United States imposes quotas on Chinese imports, such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the PRC in industries that may affect our ultimate target business. Relations may also be compromised if the U.S. becomes a more vocal advocate of Taiwan or proceeds to sell certain military weapons and technology to Taiwan. Relations may also be compromised if either the PRC government or the Taiwan government unilaterally alters the current political status quo between Taiwan and the Chinese mainland. Changes in political conditions in the PRC and changes in the state of Sino-U.S. relations are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive.

We face risks related to health epidemics and other outbreaks, which could adversely affect our operations.

Our target business could be materially and adversely affected by the outbreak of avian flu, severe acute respiratory syndrome or another epidemic. From time to time, there have been reports on the occurrences of avian flu in various parts of China, including a few confirmed human cases and deaths. Any prolonged recurrence of avian flu, severe acute respiratory syndrome or other adverse public health developments in China or elsewhere in Asia may have a material and adverse effect on our business operations.

If the PRC imposes restrictions to reduce inflation, future economic growth in the PRC could be severely curtailed which could lead to a significant decrease in our profitability following a business combination.

While the economy of the PRC has experienced rapid growth, this growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the supply of money and rising inflation. In order to control inflation in the past, the PRC has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. If similar restrictions are imposed, it may lead to a slowing of economic growth and decrease the interest in the services or products we may ultimately offer leading to a decline in our profitability.

As a result of merger and acquisition regulations which became effective on September 8, 2006 relating to acquisitions of assets and equity interests of Chinese companies by foreign persons, it is expected that acquisitions will take longer and be subject to economic scrutiny by the PRC government authorities such that we may not be able to complete a transaction, negotiate a transaction that is acceptable to our stockholders, or sufficiently protect a stockholder’s interests in a transaction.

On August 8, 2006, six PRC regulatory agencies, namely, the Ministry of Commerce (MOFCOM), the State Assets Supervision and Administration Commission (SASAC), the State Administration for Taxation, the State Administration for Industry and Commerce (SAIC), the China Securities Regulatory Committee (CSRC), and the PRC State Administration of Foreign Exchange (SAFE), jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, which became effective on September 8, 2006 (M&A Rules). These comprehensive rules govern the approval process by which a Chinese company may participate in an acquisition of its assets or its equity interests and by which a Chinese company may obtain public trading of its securities on a securities exchange outside the PRC.

Although prior to September 8, 2006 there was a complex series of regulations administered by a combination of provincial and centralized agencies in place for acquisition approval of Chinese enterprises by foreign investors, the M&A Rules have largely centralized and expanded the approval process to MOFCOM, SAIC, SAFE or its branch offices, SASAC, and the CSRC. The M&A Rules established, among other things, additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that the MOFCOM be notified in advance when a foreign investor acquires equity or assets of a PRC domestic enterprise. Complying with the requirements of the M&A Rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the MOFCOM, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

Depending on the structure of the transaction, these regulations will require the Chinese parties to make a series of applications and supplemental applications to the aforementioned agencies, some of which must be made within strict time limits and require approvals from one or more of the aforementioned agencies. The application process has been supplemented to require the presentation of economic data concerning a transaction, introducing aspects of economic and substantive analysis of the target business and the acquirer and the terms of the transaction by MOFCOM and the other governing agencies as well as an evaluation of compliance with legal requirements. The application process for approval now includes submissions of an appraisal report, an evaluation report and the acquisition agreement, depending on the structure of the transaction. An employee settlement plan for the target company shall also be included in the application.

The M&A Rules also prohibit a transaction at an acquisition price obviously lower than the appraised value of the Chinese business or assets. The regulations require that in certain transaction structures, the consideration must be paid within strict time periods, generally not in excess of a year. Because the Chinese authorities have been concerned with offshore transactions which converted domestic companies into foreign investment enterprises (FIEs) in order to take advantage of certain benefits, including reduced taxation, in China, the M&A Rules require new foreign sourced capital of not less than 25% of the domestic company’s post-acquisition capital in order to obtain FIE treatment. Accordingly, if a sufficient amount of foreign capital is not infused into the domestic company, it will not be eligible to obtain FIE treatment. In the agreement reached by the foreign acquirer, target, creditors and other parties, there must be no harm to third parties and the public interest in the allocation of assets and liabilities being assumed or acquired. These aspects of the regulations will limit our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Therefore, we may not be able to negotiate a transaction with terms that will satisfy our investors and protect our stockholders interests in an acquisition of a Chinese business or assets.

It is expected that compliance with the regulations will be more time consuming than in the past, will be more costly for the Chinese parties and will permit the government much more extensive evaluation and control over the terms of the transaction. Therefore, acquisitions in China may not be able to be completed because the terms of the transaction may not satisfy aspects of the approval process and may not be completed, even if approved, if they are not consummated within the time permitted by the approvals granted.

The M&A Rules have introduced national security review and industry protection and have incorporated anti-trust review in the acquisition of Chinese companies and assets which may limit our ability to effect an acquisition.

Under the PRC merger and acquisition regulations, acquisitions of Chinese domestic companies relating to “important industries” that may affect the national economic security or result in the transfer of “actual control” of companies having “famous trademarks” or “traditional Chinese brand names” must be reported and approved by the relevant agencies. The “important industries,” “famous trademarks” or the “traditional Chinese brand names” are often difficult to define, and therefore make us vulnerable to the government scrutiny under these reviews.

The merger and acquisition regulations also provide for antitrust review requirements for certain large transactions or transactions involving large companies and roll-up transactions with the same effect in the relevant Chinese market. In addition, certain mergers and acquisitions among foreign companies occurring outside of the PRC could also be subject to antitrust review in China which is similar to United States anti-trust law concepts. Exemptions may be sought from the MOFCOM and SAIC. Notwithstanding the M&A Rules, there is a draft anti-monopoly law being considered which may replace or supplement the above provisions.

Any transaction that we contemplate will have to comply with these regulations and may require additional approval or abandonment if we are not able to satisfy the requirements of the governmental authorities. When we evaluate a potential transaction, we will consider the need to comply with these regulations which may result in our modifying or not pursuing a particular transaction.

Any devaluation of currencies used in the PRC could negatively impact our target business’ results of operations and any appreciation thereof could cause the cost of a target business as measured in dollars to increase.

Because our objective is to complete a business combination with a target business having its primary operating facilities located in the PRC, and because substantially all revenues and income following a business combination would be received in a foreign currency such as Renminbi, the main currency used in the PRC, the dollar equivalent of our net assets and distributions, if any, would be adversely affected by reductions in the value of the Renminbi. The value of the Renminbi fluctuates and is affected by, among other things, changes in the PRC’s political and economic conditions. To the extent that we need to convert United States dollars into Chinese Renminbi for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our Renminbi into

United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Renminbi we convert would be reduced. The conversion of Renminbi into foreign currencies such as the United States dollar has been generally based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. Historically, China “pegged” its currency to the United States dollar. This meant that each unit of Chinese currency had a set ratio for which it could be exchanged for United States currency, as opposed to having a floating value like other countries’ currencies. Many countries argued that this system of keeping the Chinese currency low when compared to other countries gave Chinese companies an unfair price advantage over foreign companies. Due to mounting pressure from other countries, the PRC recently reformed its economic policies to establish a floating value for its currency. However, since July 21, 2005, RMB has been re-pegged to a basket of currencies, and is permitted to fluctuate within a managed band. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could cause the cost of a target business as measured in dollars to increase. Further, target companies may be adversely affected since the competitive advantages that existed as a result of the former policies will cease. We cannot assure you that a target business with which we consummate a business combination will be able to compete effectively with the new policies in place.

Exchange controls that exist in the PRC may limit our ability to utilize our cash flow effectively following a business combination.

Following a business combination with a PRC target company, we will be subject to the PRC’s rules and regulations on currency conversion. In the PRC, the State Administration for Foreign Exchange (SAFE) regulates the conversion of the Renminbi into foreign currencies. The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended. Under these rules and regulations, significant restrictions still remain, including primarily the restriction that foreign invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. Currently, foreign investment enterprises (FIEs) are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs.” Following a business combination, we will likely be an FIE as a result of our ownership structure. With such registration certificates, which need to be renewed annually, FIEs are allowed to open foreign currency accounts including a “basic account” and “capital account.” Currency conversion within the scope of the “basic account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account,” including capital items such as direct investment, loans and securities, still require approval of the SAFE. We cannot assure you that the PRC regulatory authorities will not impose further restrictions on the convertibility of the Renminbi. Any future restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our stockholders or to fund operations we may have outside of the PRC.

If the PRC enacts regulations in our target business’ proposed industry segments which forbid or restrict foreign investment, our ability to consummate a business combination could be severely impaired.

Many of the rules and regulations that companies face in China are not explicitly communicated. If new laws or regulations forbid foreign investment in industries in which we want to complete a business combination, they could severely limit the candidate pool of potential target businesses. Additionally, if the relevant Chinese authorities find us or the target business with which we ultimately complete a business combination to be in violation of any existing or future Chinese laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business and other licenses;

•	requiring that we restructure our ownership or operations; and

•	requiring that we discontinue any portion or all of our business.

Because any target business in China with which we attempt to complete a business combination will be required to provide our stockholders with financial statements prepared in accordance with or reconciled to U.S. GAAP, the number of prospective target businesses may be limited.

In accordance with requirements of United States federal securities laws, in order to seek stockholder approval of a business combination, a proposed target business will be required to have certain financial statements which are prepared in accordance with, or which are reconciled to, U.S. generally accepted accounting principles, or GAAP. To the extent that a proposed target business does not have financial statements which have been prepared with, or which can be reconciled to, U.S. GAAP, we will not be able to acquire that proposed target business. These financial statements may limit the pool of potential target businesses which we may acquire.

If our management following a business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws which could lead to various regulatory issues.

Following a business combination, our management will likely resign from their positions as officers of the Company and the management of the target business at the time of the business combination will remain in place. We cannot assure you that management of the target business will be familiar with United States securities laws. If new management is unfamiliar with our laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

If certain exemptions within the PRC regarding withholding taxes are removed, we may be required to deduct Chinese corporate withholding taxes from dividends we may pay to our stockholders following a business combination.

According to the PRC’s currently applicable income tax laws, regulations, notices and decisions related to foreign investment enterprises and their investors (the “Applicable Foreign Enterprises Tax Law”), income such as dividends and profits distribution from the PRC derived from a foreign enterprise which has no establishment in the PRC is subject to an effective 10% withholding tax, unless the relevant income is specifically exempted from tax under the Applicable Foreign Enterprises Tax Law. Currently, profits derived by a stockholder, such as through dividends, from an FIE is exempted. However, if the foregoing exemption is removed in the future following a business combination, we may be required to deduct certain amounts from dividends we may pay to our stockholders to pay corporate withholding taxes. In addition, on March 16, 2007, the National People’s Congress or the NPC, approved and promulgated the Enterprise Income Tax Law. This new law will take effect as of January 1, 2008. Under the new tax law, income from the PRC derived from a foreign enterprise which has no establishment in the PRC is subject to a 20% withholding tax absent a tax treaty between China and another jurisdiction. Much of the detailed implementation guidance has yet to be provided by the China government. Changes in tax laws or interpretation of tax laws by the government could significantly impact our return to the investors.

If any dividend is declared in the future and paid in a foreign currency, you may be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

If you are a U.S. Holder, you will be taxed on the U.S. dollar value of your dividends at the time you receive them, even if you actually receive a smaller amount of U.S. dollars when the payment is in fact converted into U.S. dollars. Specifically, if a dividend is declared and paid in a foreign currency, the amount of the dividend distribution that you must include in your income as a U.S. Holder will be the U.S. dollar value of the payments made in the foreign currency, determined at the conversion rate of the foreign currency to the U.S. dollar on the date the dividend distribution is includible in your income, regardless of whether the payment is in fact converted into U.S. dollars. Thus, if the value of the foreign currency decreases before you actually convert the currency into U.S. dollars, you will be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

After we consummate a business combination, our operating company in China will be subject to restrictions on dividend payments.

After we consummate a business combination, of which no assurance can be given, we may rely on dividends and other distributions from our operating company to provide us with cash flow and to meet our other obligations. Current regulations in China would permit our operating company in China to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our operating company in China will be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. Such cash reserve may not be distributed as cash dividends. In addition, if our operating company in China incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us.

The PRC government has enacted a new law on enterprise income tax, and as it implements this law the tax and fee benefits provided to foreign investors and companies to encourage development within the country may be reduced or removed resulting in rising expenses which will impact margins and net income.

Under the currently effective PRC Foreign Investment Enterprise and Foreign Enterprise Income Tax Law adopted by the NPC on April 9, 1991 and the implementation rules applicable to a foreign investment enterprise (FIE), an income tax rate of 33% is generally imposed on an FIE, consisting of a 30% national income tax and a 3% local surcharge, for their domestic and overseas incomes. If the FIE is engaged in manufacturing with an operating period of more than 10 years, it could further be exempted from enterprise income tax for two years beginning from its first profitable year, and allowed a 50% reduction in the 30% national income tax for a period of five years thereafter.

A company might receive certain additional preferential enterprise income tax treatment if it qualifies as a company especially supported by the PRC government. FIEs in certain areas (e.g., some free trade zones and some technology parks) might also receive further reductions in their enterprise income tax rate. The PRC government authorities, however, could reduce or eliminate these incentives at any time in the future.

Since China joined the World Trade Organization, or the WTO, in November 2001, this preferential tax treatment has been criticized as not being WTO-compliant. On March 16, 2007, the NPC, approved and promulgated a new tax law: the PRC Enterprise Income Tax Law. This new tax law will take effect on January 1, 2008. Under the new tax law, FIEs and domestic companies are subject to a uniform tax rate of 25%. The new tax law provides a five-year transition period starting from its effective date for those enterprises which were established before the promulgation date of the new tax law and which were entitled to a preferential lower tax rate under the then-effective tax laws or regulations. In accordance with regulations issued by the State Council, the tax rate of such enterprises may gradually transition to the uniform tax rate within the transition period. For those enterprises which are enjoying tax holidays, such tax holidays may continue until their expiration in accordance with the regulations issued by the State Council, but where the tax holiday has not yet started because of losses, such tax holiday shall be deemed to commence from the first effective year of the new tax law. While the new tax law equalizes the tax rates for FIEs and domestic companies, preferential tax treatment would continue to be given to companies in certain encouraged sectors and to entities classified as high-technology companies supported by the PRC government, whether FIEs or domestic companies. According to the new tax law, entities that qualify as high-technology companies especially supported by the PRC government are expected to benefit from a tax rate of 15% as compared to the uniform tax rate of 25%. Nevertheless, there can be no assurances that any particular company will continue to qualify as a high-technology company supported by the PRC government in the future, and benefit from such preferential tax rate. Following the effectiveness of the new tax law, a company’s effective tax rate may increase, unless it is otherwise eligible for preferential treatment.

The new tax law, an income tax rate of 20% will be assessed on dividends payable to non-PRC investors derived from sources within the PRC. It is currently unclear in what circumstances a source will be considered as located within the PRC.

The new tax law provides only a framework of the enterprise tax provisions, leaving many details on the definitions of numerous terms as well as the interpretation and specific applications of various provisions unclear and unspecified. Any increase in our tax rate in the future could have a material adverse effect on our financial conditions and results of operations.

If the PRC government determines that we failed to obtain requisite PRC governmental approvals for, or register with the PRC government, for our future import and export of technologies, we could be subject to sanctions.

China imposes controls on technology import and export. The term “technology import and export” is broadly defined to include, without limitation, the transfer or license of patents, software and know-how, and the provision of services in relation to technology. Depending on the nature of the relevant technology, the import and export of technology require either approval by, or registration with, the relevant PRC governmental authorities. We can make no assurances that we will successfully obtain such approval or complete such registration.

If we are found to be in violation of PRC laws or regulations, the relevant regulatory authorities have broad discretion in dealing with such violation, including, but not limited to, issuing a warning, levying fines, restricting us from remitting royalties or any other fees, if any, relating to these technologies outside of China, confiscating our earnings generated from the import or export of such technology or even restricting our future export and import of any technology. Even if we successfully obtain such approval or complete such registration, if the PRC government determines that our import and export of technology is inconsistent with, or insufficient for, the proper operation of our business, we could be subject to similar sanctions. Any of these or similar sanctions could cause significant disruption to our business operations or render us unable to conduct a substantial portion of our business operations and may adversely affect our business and result of operations.

Additional risks associated with acquiring and operating a target business in other locations in Asia

In addition to the risks described above relating to acquiring and operating a business in China, we will be subject to risks related to owning and operating business in other locations in Asia.

We will be subject to risks relating to international business ownership or control, including risks related to changes in local, political, economic and market conditions, interest rates, zoning laws, compliance with environmental laws, costs and terms of financing and the potential for uninsured casualty and other losses. Various international jurisdictions have laws limiting the ability of entities not formed in such jurisdictions to pay dividends and remit earnings to affiliated companies unless specified conditions are met. Sales in jurisdictions will generally be made in local currencies, which would subject us to risks associated with currency fluctuations. Currency devaluations and unfavorable changes in international monetary and tax policies could have a material adverse effect on our profitability and financing plans, as could other changes in the international regulatory climate and international economic conditions. We also may be subject to currency exchange controls or other monetary policies that require or prohibit the repatriation of profits.

When effecting a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

When effecting a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, it is likely that substantially all of our assets will be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We currently maintain our executive offices at 33 Riverside Avenue, 5th Floor, Westport, CT 06880. The cost for this space is included in the $10,000 per-month fee that Stuart Management Co., an affiliate of Paul K Kelley, charges us for office space, administrative services and secretarial support. We believe, based on rents and fees for similar services in the New York metropolitan area that the fee charged by Stuart Management Co. is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings

To the knowledge of management, there is no litigation currently pending, threatened or contemplated against us.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Units, common stock and warrants are listed on the American Stock Exchange under the symbols “HOL.U,” “HOL” and “HOL.WS,” respectively. The following table sets forth the range of high and low sales prices for the Units, common stock and warrants for the periods indicated since the Units commenced public trading on November 16, 2007, and since the common stock and warrants commenced public trading separately on December 17, 2007:

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2007:
Fourth Quarter	$10.06	9.75	9.00	8.85	0.90	0.85

Holders of Common Equity

As of March 17, 2008, we had nine stockholders of record of our outstanding common stock, one holder of record of our outstanding Units, and nine holders of record of our outstanding warrants, which exclude holders of our securities held in “street name.”

Dividend Policy

Except for the stock dividend of 0.2 shares of common stock for each outstanding share of common stock effected on November 15, 2007, we have not paid any dividends on our common stock to date and we do not intend to pay cash dividends prior to the consummation of a business combination. After we complete a business combination, the payment of dividends will depend on our revenues and earnings, if any, capital requirements and general financial conditions. The payment of dividends after a business combination will be within the discretion of our then-Board of Directors. Our Board of Directors currently intends to retain any earnings for use in our business operations and, accordingly, we do not anticipate the Board declaring any dividends in the foreseeable future.

Use of Proceeds From Registered Offering

Our public offering of 12,000,000 Units was declared effective on November 16, 2007. Each Unit consists of one share of the Company’s common stock and one Public Warrant and was sold to the public at the price of $10.00 per unit. Our public offering was consummated on November 21, 2007, and we raised net proceeds of approximately $110,900,000, of which approximately $110,800,000 were deposited into our trust account. On December 14, 2007, the underwriters for our public offering exercised their over-allotment option to the extent of 800,000 Units, resulting in net proceeds of $7,440,000, which were deposited into our trust account. The net proceeds raised in our public offering, inclusive of the exercise of the over-allotment option, was net of $5,372,000 in underwriting and other expenses and $4,288,000 of deferred underwriting fees.

As of December 31, 2007, we have paid or incurred an aggregate of approximately $112,283 in expenses; which have been or will be paid out of the proceeds realized from our public offering and not held in trust, from the withdrawal of interest earned on the funds held in trust; and from withdrawals from the trust to satisfy our tax obligations. Our expenses include:

•	payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	expenses for due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters; and

•	miscellaneous expenses.

As a result of the events noted above, through December 31 2007, the Company’s trust account has received $125,278,000 (approximately $9.79 per unit), which includes $4,288,000 that will be paid to the underwriters upon the consummation of a business combination pro-rata with respect to those shares which stockholders do not exercise their Redemption Rights.

The funds in the trust account are invested in permitted United States government securities. Up to an aggregate of $3,200,000 of after-tax interest income on the balance of the trust account may be released to the Company to fund working capital, due diligence and general corporate requirements.

Item 6.	Selected Financial Data

Results of Operations

The following table sets forth selected historical financial information derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the period from June 22, 2007 (inception) to December 31, 2007, and as of December 31, 2007. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements including the notes thereto, included elsewhere in this Annual Report on Form 10-K.

SELECTED FINANCIAL DATA

CHINA HOLDINGS ACQUISITION CORP

DECEMBER 31, 2007

Income Statement Data	Period from June 22, 2007 (date of inception) to December 31, 2007
Interest income	$601,543
Formation and operating costs	$(112,283)

Income before provision for income taxes	$489,260
Provision for income taxes	$(190,567)

Net Income	$298,693

Weighted average number of common shares outstanding:

Basic	6,196,450
Diluted	6,196,450

Net Income per share:

Basic	$0.05
Diluted	$0.05

Balance Sheet Data	December 31, 2007
Cash and cash equivalents	$67,753
Prepaid and other assets	164,954
Investments held in trust	125,336,241
Interest receivable	451,489

Total Assets	$126,020,437

Total liabilities	$4,617,711
Common stock subject to possible redemption	40,363,965
Total Stockholders’ Equity	$81,038,761

Total Liabilities and Stockholders’ Equity	$126,020,437

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this Form 10-K.

This Annual Report on Form 10-K includes assumptions concerning our operations, future results, prospects and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us, including those contained in this Form 10-K and the “Risk Factors” section of our prospectus (File No. 333-145085), declared effective by the Securities and Exchange Commission (the “SEC”), on November 15, 2007, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “could”, “would”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “continue”, or the negative of such terms or other similar expressions. Factors that might cause or contribute to such discrepancy include, but are not limited to, those described in our other SEC filings.

We have based the forward-looking statements included in this Annual Report on Form 10-K on information available to us on the date of this Annual Report on Form 10-K, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K.

Results of Operations

We have neither engaged in any operations, nor generated any operating revenues to date. Our entire activity since inception has been: (i) to prepare for our proposed fundraising through our initial public offering, which was consummated in November 2007; and (ii) to commence the search for a suitable target business. We will not generate any operating revenues until after completion of a business combination. For 2007, we generated $601,543 of non-operating income in the form of interest income on investments in our trust account. For 2007, we incurred $112,283 of formation and operating costs primarily consisting of franchise taxes, accounting fees, administrative fees, and insurance premiums. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially during 2008.

Liquidity and Capital Resources

Our liquidity needs have been satisfied from inception to November 21, 2007 through receipt of $28,750 from the sale of 3,450,000 shares to our Chief Executive Officer, Paul K. Kelly and our President, James D. Dunning, Jr. (of which 250,000 shares was forfeited as a consequence of our underwriters exercising their over-allotment option), and $368,169 of proceeds from notes payable issued to our existing stockholders (which were repaid during December, 2007).

On November 21, 2007, the Company consummated its initial public offering (“offering”) of 12,000,000 Units for net proceeds of approximately $110.9 million. On December 14, 2007, the underwriters of the offering exercised their over-allotment option to the extent of 800,000 Units resulting in net proceeds of approximately $7.4 million to the Company. The proceeds from the offering, in combination with deferred underwriting fees of approximately $4.3 million and approximately $2.7 million of proceeds from the private placement of warrants on November 15, 2007, have been placed in a trust account. As a result of the preceding events, through December 31, 2007, the Company’s trust account has received approximately $125.3 million.

We intend to potentially use substantially all of the net proceeds of the public offering to acquire one or more target businesses, of which no assurance can be given, including identifying and evaluating prospective target businesses, selecting one or more target businesses, and structuring, negotiating and consummating the business combination. If the business combination is paid for using stock or debt securities, we may apply the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the acquired business or businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies, or for working capital.

We believe the funds available to us outside of the trust account, together with up to an aggregate of $3.2 million of after-tax interest income on the balance of the trust account to be released to us to fund working capital and general corporate requirements, will be sufficient to allow us to operate for at least the next 36 months, assuming a business combination is not completed during that time.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we will rely on interest earned of up to $3.2 million, on the trust account to fund such expenditures and, to the extent that the interest earned is below our expectations, we may have insufficient funds available to operate our business prior to our initial business combination. Based upon current market conditions, we expect to receive $3.2 million in interest income within approximately eighteen months of the consummation of the offering, although no assurance can be given. Moreover, we may need to raise additional funds through a private offering of debt or equity securities if such funds were required to consummate our initial business combination or because we become obligated to convert into cash a significant number of shares of Public Stockholders voting against our initial business combination or the Extended Period, in which case we may issue additional securities or incur debt in connection with such business combination. Such debt securities may include a working capital revolving debt facility or a longer term debt facility. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of a business combination.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we re-evaluate all of our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions as additional information becomes available in future periods.

Management has discussed the development and selection of critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting estimates in this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if we do not consummate a suitable business combination within the requisite time periods, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

Item 8.	Financial Statements and Supplementary Data

Reference is made to the Index to Consolidated Financial Statements that appears on page F-1 of this Annual Report on Form 10-K. The Report of Independent Registered Public Accounting Firm, the Financial Statements and the Notes of Financial Statements, listed in the Index to Financial Statements, which appear beginning on page F-2 of this Annual Report on Form 10-K, are incorporated by reference into this Item 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously reported by the Company on Form 8-K on January 9, 2008, the Company was notified that the partners of Goldstein Golub Kessler LLP (“GGK”) became partners of McGladrey & Pullen, LLP in a limited asset purchase agreement and that GGK resigned as independent registered public accounting firm for the Company. McGladrey & Pullen, LLP was appointed as the Company’s new independent registered public accounting firm. The audit reports of GGK on the financial statements of the Company for the period from June 22, 2007 (Inception) to November 21, 2007 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to engage McGladrey & Pullen, LLP was approved by the Audit Committee of our Board of Directors.

Item 9A.	Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our president and chief executive officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
Paul K. Kelly	67	Chairman of the Board, Chief Executive Officer, Secretary and
		Treasurer
James D. Dunning, Jr.	60	President and Director
Alan G. Hassenfeld	58	Director
Gregory E. Smith	51	Director
Xiao Feng	45	Director
Cheng Yan Davis	65	Director

Paul K. Kelly is our Chairman of the Board and Chief Executive Officer. Since February 1992, Mr. Kelly has been the President and Chief Executive Officer of Knox & Co., an investment banking firm specializing in mergers and acquisitions, corporate restructuring and international financial advisory services for clients in the U.S., Asia, and throughout the world. In 2004, Mr. Kelly formed the Westgate Group, Inc., a strategic advisory firm focusing upon identifying and implementing cross-border business opportunities for clients with an emphasis on Asia and the Pacific Basin, for which he acts as Chairman, CEO, and is the majority shareholder. Mr. Kelly is also the President, Chief Executive Officer and sole shareholder of PH II, Inc., a privately held investment company which has investments in the United States and New Zealand. He has held these positions with PH II since 1988. Mr. Kelly also serves as Chairman and Chief Executive Officer of Knox Enterprises, Inc., successor to THT Inc., a privately held diversified manufacturing company. In 1996, Mr. Kelly founded the Carrington Club, a golf resort and karikari estate and winery in New Zealand for which he is the owner and Edgewater Developers, a real estate development company in New Zealand. From 1985 to 1990 Mr. Kelly served as President and Chief Executive Officer of Peers & Co., an international investment banking firm. From 1984 to 1985 Mr. Kelly was the President and a director of Quadrex Securities Corp. From 1982 to 1984 he was an Executive Vice President and Director of Dean Witter Reynolds, Inc., responsible for all investment banking activities for financial institutions. Mr. Kelly also served as Managing Director and a member of the Management Committee of Merrill Lynch White Weld Capital Markets Group from 1980 to 1982 where he was responsible for all investment banking activities for financial institutions on a worldwide basis, and was also senior banker to Merrill Lynch & Co., the holding company for all Merrill Lynch interests. From 1978 to 1980 Mr. Kelly was Executive Vice President, Director and member of the Executive Committee of Blyth Eastman Dillon, where he was co-head of the Corporate Finance Department. He was responsible for all new business activities for the firm and headed the Financial Institutions Group. Among the other positions held by Mr. Kelly prior to 1978 include his positions from 1968 to 1975 as Vice President of The First Boston Corporation where he established the commercial paper department and was responsible for all corporate finance new business activities and as a partner, member of the management committee and head of investment banking for Prescott, Ball & Turbin from 1975 to 1978. Mr. Kelly is a member of the Board of Trustees of the University of Pennsylvania, a member of the Business School Advisory Board of the University of Auckland (NZ), and a member of the New Zealand Business Roundtable. In addition, he is a member of the Director’s Advisory Board of the Yale Cancer Center. He is a past director of American Life and Health Insurance Company of New York, The Chicago Sun-Times Corporation, Hydrox Corporation, Ltd. (New Zealand), MCR Corporation, and Porta Systems Corporation (ASE). He graduated from the University of Pennsylvania in 1962 and received an MBA in Finance from the Wharton School in 1964.

James D. Dunning, Jr. is our President and a member of our Board of Directors. Since April 2006 Mr. Dunning has been the Chairman of Doubledown Media, LLC, a multimedia platform and database company targeting high net worth individuals. Since January 1992, Mr. Dunning has served as Chairman of the Dunning Group, Inc., a private media company specializing in media leveraged buyouts. From April 2003 to March 2004, Mr. Dunning was a partner at Michaelson & Co., a hedge fund. From April 2000 to August 2001, Mr. Dunning was Chairman, President and CEO of Ziff Davis Media, Inc., a leading technology and Internet magazine publisher in the United States. Mr. Dunning led the management team that acquired Ziff-Davis Publishing Inc. from Ziff Davis Inc., and Softbank in December 1999. In August 1999 Mr. Dunning led the purchase of USA Pubs, Inc., a magazine subscription database and business acquisition company, and until August 2001 he served as the Chairman and CEO of USA Pubs, Inc. From January 1999 to August 1999 Mr. Dunning was the Chairman and CEO of EMAP Petersen. From 1996 until it was acquired in December 1999, Mr. Dunning served as Chairman, President and CEO of The Petersen Companies, Inc. He led the management team that purchased Petersen Publishing in September 1996 from its founder, Robert E. Petersen. During Mr. Dunning’s tenure at Petersen it developed from a publisher of special interest magazines into a complete marketing solutions company and one of the largest publishers of special-interest magazines in the U.S. In 1992, Mr. Dunning led the group that purchased Transwestern Publishing Company (a division of US West, Inc.) a yellow pages and database company. From 1992 to 1997 Mr. Dunning served as Chairman and CEO of Transwestern Publishing Company. While at Transwestern Publishing Company, Mr. Dunning led the buyout of SRDS, a media database and directory business and served as the Chairman of the Board from 1994 to 1995. In 1987 he led a buyout of Yellow Book, which went public as Multi-Local Media Information Group (Yellow Book), a public yellow pages and directory company and served as Chairman, President and CEO until 1992. From 1985 to 1986, Mr. Dunning served as Executive Vice President for Ziff Davis Communications, Inc. Prior to establishing his buyout businesses, Mr. Dunning was an investment banker from 1982 to 1985 at Thomson McKinnon Securities, Inc., one of the leading investment banking firms during that time. He served as Senior Vice President and Director of Corporate Finance and was in charge of the firms mergers and acquisitions practice and venture capital and leveraged leasing groups. Mr. Dunning is a member of the Board of Trustees of the University of Pennsylvania and an Overseer of Athletics at the University of Pennsylvania. He is also a member of the Board of Trustees of Deerfield Academy. He is a member of the audit committees of both the University of Pennsylvania and Deerfield Academy. He is a Director of TennAids-Peer Corp. He graduated from the Wharton School of Business at the University of Pennsylvania in 1970 with a B.S. in Economics.

Alan G. Hassenfeld has been a member of our board of directors since our inception. Since 1989, Mr. Hassenfeld has been Chairman of the Board of Hasbro, Inc., one of the largest toy manufacturers in the world. The substantial majority of Hasbro’s products are manufactured in China. From 1989 until May 2003 Mr. Hassenfeld also served as the Chief Executive Officer of Hasbro and from 1989 to 1999 he served as President of Hasbro. Mr. Hassenfeld is also a director of salesforce.com, a provider of on-demand customer relationship management services. He serves on the Board of Trustees at Bryant University and the University of Pennsylvania, on the Board of Overseers of the Harvard School of Public Health, as a member of the Executive Committee of the Dean’s Council at Harvard University’s John F. Kennedy School of Government, and as Trustee Emeritus at Brown University. Mr. Hassenfeld serves as Chairman of the World Scholar Athlete Games and The Jerusalem Foundation; Co-Chairman of the governing body of the International Council of Toy Industries CARE Process; Chief Advisor of the Chinese Toy Association; Chairman of Rhode Island Separation of Powers (RISOP); and as director of Operation Smile, Refugees International, the Hasbro Charitable Trust, and Miriam Hospital. He has received honorary degrees from Bryant College, Roger Williams University, Johnson and Wales University, Rhode Island College and Waterford Institute of Technology (Ireland). He graduated from the University of Pennsylvania in 1970. Mr. Hassenfeld is a former chair of the College House Advisory Board at the University of Pennsylvania and a former member of the Board of Overseers of the School of Arts and Sciences. Mr. Hassenfeld established the Hassenfeld Undergraduate Education Fund for Urban Studies and created the Hassenfeld Humanities Term Professorship, both in the School of Arts and Sciences at the University of Pennsylvania.

Gregory E. Smith has been a member of our board of directors since our inception. Mr. Smith is the President and CEO of Cicada, which he founded in 1998. Cicada provides data management technology and compliance solutions to financial institutions, exchanges and data vendors. Cicada operates its principal software development operations in Hong Kong and Shenzen, China. Prior to founding Cicada, Mr. Smith served as Senior Vice President for Content at Dow Jones Markets (Telerate) from 1997 until Dow Jones Markets was sold to Bridge Information Systems, Inc. As Senior Vice President for Content, Mr. Smith was responsible for all content created, licensed, contributed to, or otherwise distributed by Dow Jones Markets. Mr. Smith was a member of the Executive Committee of Dow Jones Markets. Before joining Dow Jones, Mr. Smith was President of Indepth Data Inc., from its founding in 1985 until June 1997, when Indepth was sold to Dow Jones & Company. Indepth Data, founded by Mr. Smith, produced and distributed comprehensive coverage of the taxable fixed income markets in the United States and the government and Eurobond markets in Europe. Prior to establishing Indepth Data in 1985, Mr. Smith was an investment banker at Thomson McKinnon, where he was a Vice President covering the financial services sector and technology. Prior to joining Thomson McKinnon in 1983, Mr. Smith was an investment banking associate with E. F. Hutton. Prior to joining E.F. Hutton in 1981 Mr. Smith was in the doctoral program of the University of Chicago Graduate School of Business. Mr. Smith is a 1978 graduate of Brown University where he received honors in Economics.

Xiao Feng has been a member of our board of directors since our inception. Mr. Feng is the founder of Bosera Asset Management Co., Ltd., one of the largest fund management companies in China. He established Bosera Asset Management in 1998 and has served as vice chairman and president of Bosera Asset Management since its inception. Prior to the establishment of Bosera, Mr. Feng was deputy director of the China Securities Regulatory Commission’s Shenzhen Office, where he was responsible for supervising the business practice of securities firms in Shenzhen, one of the country’s financial centers. Prior to that, he worked with the People’s Bank of China Shenzhen Office, as well as Shenzhen Konka Group. Mr. Feng received a Ph.D. from Nankai University.

In 2000, the China Securities Regulatory Commission launched an investigation into Bosera Asset Management Co., Ltd. (“Bosera”), a fund management company founded by one of our directors, Xiao Feng. The investigation closed in February 2002 with an order to rectify the violation of self-trading rules by Bosera and certain of its employees. No administrative action was taken against Mr. Feng as a result of this investigation. During the investigation Mr. Feng remained Vice Chairman of Bosera, his license to engage in the fund management business was suspended and he stepped down from his post as CEO. At the conclusion of the investigation, PRC regulatory authorities approved Mr. Feng’s return to the position of CEO of Bosera Asset Management Co., Ltd. and his license was reinstated.

Cheng Yan Davis has been a member of our board of directors since our inception. Since 1993, Ms. Davis has been the Vice Dean of International Programs and Development at the University of Pennsylvania Graduate School of Education (GSE International). GSE International was established by Ms. Davis in 1993, and was the first international programs office among Ivy League graduate schools of education in the U.S. Ms. Davis also serves as a Special Advisor to the President of the University of

Pennsylvania on internationalization efforts. GSE International has developed many specialized training programs for groups ranging from government officials and university presidents to finance executives and corporate CEOs. Among these programs are training programs for Chief Executive Officers and leading executives in the Chinese securities and mutual fund industries, created in conjunction with the Wharton School. Over the past three years, the Penn-Securities Association of China Program and the Penn-China Mutual Fund CEO Leadership Program have trained over one hundred Chinese executives in the latest theories and practices of the U.S. finance sector. Since 1998, Ms. Davis has worked with Morgan Stanley on the International Conference on Higher Education Management in Shanghai, the establishment of the China Center, which focuses on management training for U.S.—China joint ventures, and the China Pension Program, which works with the state council of China in designing the architecture and training of a senior workforce in comprehensive pension management. Ms. Davis has also worked with CIGNA and Lucent Technologies on various professional education projects since 1997, designing a variety of training and professional development programs. Ms. Davis also serves as an advisor on quality workforce standards for the Shanghai Municipal Government and the Shanghai Foreign Trade Commission. Since 1997, Ms. Davis has been invited to the Shanghai’s Mayor’s International Advisory Council as a special observer and to offer suggestions on Shanghai human resource development and workforce training. Ms. Davis has also been invited to custom design new programs for China Telecom and China Industrial Commercial Bank. These programs were designed in preparation of China’s entry into the World Trade Organization. Ms. Davis initiated former President Jiang Zemin’s visit to the University of Pennsylvania in 1997. Ms. Davis is a board member of the New York Film Academy, Senior Advisor to Motorola and Oracle on international government relations, and Advisor Professor to East China Normal University. In addition, she has served as the Senior Observer for the Shanghai International Business Leaders Advisory Council for the past fifteen years. She has received numerous recognitions for her many contributions, including the first-ever PennGSE Alumni Pioneers Award. Ms. Davis has a degree in Russian and English from Shichuan Foreign Language University in China and an Ed D in Education from the Graduate School of Education at the University of Pennsylvania.

Special Advisors

Our special advisors will not participate in managing our operations. We have no arrangements or agreements with our special advisors to provide services to us. We expect that our special advisors will simply provide advice, introductions to potential targets, and assistance to us, at our request, only if they are able to do so. Nevertheless, we believe with their business backgrounds and extensive contacts, our special advisors will be helpful to our search for a target business and our consummation of a business combination.

Soopakij (Chris) Chearavanont has been a special advisor to the company since our inception. Since 1993, Mr. Chearavanont has been a Director and the Chairman of True Visions Public Company Limited (formerly United Broadcasting Corporation Public Company Limited), the largest cable and satellite television operator in Thailand. Since 1995, Mr. Chearavanont has been a Director and the Chairman of Chia Tai Enterprises International Ltd., a holding company for agricultural, property and retail businesses. Since 1995, Mr. Chearavanont has been the Vice Chairman of Charoen Pokphand Group—Real Estate and Land Development Business (Thailand). Since 1995, Mr. Chearavanont has been a Director and Chairman of Fortune Leasing Company Ltd., a car leasing company, Mass Gain Investments Ltd., an investment company, Beijing Lotus Supermarket Chain Store Co., Ltd., a retail company, Chia Tai Lotus (Shanghai) Company Ltd., a retail company, and Shanghai Kinghill Ltd., a property company. Also since 1995, Mr. Chearavanont has been a Director and Vice Chairman of Chia Tai Vision Ltd., a Chinese television programming company. Mr. Chearavanont also serves on the Board of Directors of C.P. Seven-Eleven Public Company Ltd. and True Corporation

Public Company Ltd. Since 2003, Mr. Chearavanont has been a member of Fudan Incentive Management Fund Committee of Fudan University. Mr. Chearavanont currently serves as a management committee member of Chia Tai International Center of Peking University and as an adviser of the Standing Committee on Public Health of Representatives. Mr. Chearavanont was awarded with Bai Yu Lan from Shanghai Government in 2006. Since 2005, Mr. Chearavanont has been Vice President of Thai-Chinese Promotion of Investment and Trade Association. Since 2004, Mr. Chearavanont has been Vice President of Thailand Equestrian Federation. Mr. Chearavanont is a committee member of Cultural Promotion Fund of Office of The National Cultural Commission in Thailand. Since 2003, Mr. Chearavanont has been the Vice Chairman of Thailand—the PRC Business Council and the member of Young Thai Entrepreneurs Assembly. Since 1993, he has been a committee member on Youth, Women and the Elderly. Mr. Chearavanont has a B.S. in the College of Business and Public Administration of New York University.

Ruey Bin Kao has been a special advisor to our company since August 30, 2007. Since April 2005, Mr. Kao has been the President of Motorola (China) Electronics Ltd (Motorola). From June 2000 to April 2005, Mr. Kao was general manager at Motorola responsible for Motorola’s infrastructure business in Greater China. Prior to that, from 1993 until 2000, Mr. Kao was a Senior Manager at Motorola. Mr. Kao was also acting President of Motorola from August to December 2003. Prior to joining Motorola, Mr. Kao held various positions in AT&T Bell Labs in the United States and China. Mr. Kao is currently on the Board of Directors of Shenghua Group Corporation Ltd. Mr. Kao received his Doctor of Business Administration from Hong Kong Polytechnic University in 2005. Mr. Kao also has a master’s degree in Computer and Information Science from the University of Delaware and a bachelor’s degree in Computer Science from Tamkang University in Taiwan.

Director Independence

The American Stock Exchange requires that a majority of our Board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship, which, in the opinion of the Company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered to be independent for purposes of Rule 10A-3 of the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

Our Board of Directors has determined that each of Alan G. Hassenfeld, Gregory E. Smith, Xiao Feng and Cheng Yan Davis are “independent directors” as such term is defined in Rule 10A-3 of the Exchange Act and the rules of the American Stock Exchange.

In making this determination, our Board of Directors considered the relationships that each non-employee director has with our Company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In particular, our Board of Directors has determined that, Messrs. Hassenfeld, Smith, Feng and Ms. Davis fall within the safe harbor provisions of Rule 10A-3(e)(1)(ii) under the Exchange Act. The safe harbor provisions of Rule 10A-3(e)(1)(ii) exempts holders of 10% or less of any class of voting securities of an issuer from being deemed to be in control of, or an affiliate of, that issuer. Currently, Messrs. Hassenfeld, Smith, Feng and Davis each beneficially owns less than 10% of our outstanding common stock.

Our Audit Committee consists of Gregory E. Smith, Alan G. Hassenfeld and Cheng Yan Davis each of whom have been determined to be “independent” as defined in Rule 10A-3 of the Exchange Act and the rules of the American Stock Exchange. Our Board of Directors has determined that each of Messrs. Smith and Hassenfeld satisfies the financial literacy and experience requirements of the American Stock Exchange and the rules of the SEC such that each member is an “audit committee financial expert”. The responsibilities of our Audit Committee includes:

•	meeting with our management periodically to consider the adequacy of our internal control over financial reporting and the objectivity of our financial reporting;

•

appointing the independent registered public accounting firm, determining the compensation of the independent registered public accounting firm and pre-approving the engagement of the independent registered public accounting firm for audit and non-audit services;

•

overseeing the independent registered public accounting firm, including reviewing independence and quality control procedures and experience and qualifications of audit personnel that are providing us audit services;

•

meeting with the independent registered public accounting firm and reviewing the scope and significant findings of the audits performed by them, and meeting with management and internal financial personnel regarding these matters;

•

reviewing our financing plans, the adequacy and sufficiency of our financial and accounting controls, practices and procedures, the activities and recommendations of the auditors and our reporting policies and practices, and reporting recommendations to our full board of directors for approval;

•

establishing procedures for the receipt, retention and treatment of complaints regarding internal accounting controls or auditing matters and, if applicable, the confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters;

•	preparing the report required by the rules of the SEC to be included in our annual proxy statement; and

•

monitoring compliance on a quarterly basis with the terms of our public offering and, if any noncompliance is identified, the Audit Committee is charged with the immediate responsibility to take all action necessary to rectify such noncompliance or otherwise cause compliance with the terms of our public offering.

Financial Experts on Audit Committee

The Audit Committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the American Stock Exchange listing standards. The American Stock Exchange listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the American Stock Exchange that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The Board of Directors has determined that Gregory E. Smith satisfies the American Stock Exchange’s definition of financial sophistication and also qualifies as an “Audit Committee Financial Expert,” as defined under rules and regulations of the SEC.

Compensation Committee

Our Compensation Committee consists of each of Gregory E. Smith, Alan G. Hassenfeld and Cheng Yan Davis, all of whom have been determined to be “independent” as defined in Rule 10A-3 of the Exchange Act and the rules of the American Stock Exchange. The functions of our Compensation Committee include:

•	establishing overall compensation policies and recommending to our board of directors major compensation programs;

•	subsequent to our consummation of a business combination, reviewing and approving the compensation of our directors, including salary and bonus awards;

•	administering any employee benefit, pension and equity incentive programs;

•	reviewing officer and director indemnification and insurance matters; and

•	preparing an annual report on executive compensation for inclusion in our proxy statement.

Governance and Nominating Committee

Our Governance and Nominating Committee will consist of each of Gregory E. Smith, Alan G. Hassenfeld and Cheng Yan Davis, all of whom have been determined to be “independent” as defined in Rule 10A-3 of the Exchange Act and the rules of the American Stock Exchange. The functions of our Governance and Nominating Committee include:

•	recommending qualified candidates for election to our Board of Directors;

•	evaluating and reviewing the performance of existing directors;

•	making recommendations to our Board of Directors regarding governance matters, including our amended and restated certificate of incorporation and charters of our committees; and

•	developing and recommending to our Board of Directors governance and nominating guidelines and principles applicable to us.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors, executive officers and persons who beneficially own 10% or more of our common stock file with the SEC initial reports of ownership and reports of changes in ownership of our stock and our other equity securities. To our knowledge, based solely on a review of the copies of such reports furnished to us, during the year ended December 31, 2007, all such filing requirements applicable to our directors, executive officers and greater than 10% beneficial owners were complied with.

Item 11.	Executive Compensation

None of our officers, directors or shareholders have received any compensation for services rendered to us and no compensation of any kind, including finder’s and consulting fees, will be paid to any such individuals, or any of their respective affiliates, for services rendered to us prior to or in connection with a business combination.

Our Chief Executive Officer, Paul K. Kelly and our President, James D. Dunning, Jr. have purchased an aggregate of 3,450,000 shares of common stock (250,000 of which were forfeited upon exercise of the underwriters over-allotment option) for an aggregate purchase price of $28,750. As the price paid was fair market value at the time, we do not consider the value of the shares of common stock at the offering price to be compensation. Rather, we believe that because they own such shares, no compensation (other than reimbursement of out of pocket expenses) is necessary and such persons agreed to serve in such role without compensation.

On September 14, 2007, Paul K. Kelly and James D. Dunning, Jr. sold shares owned by them to the persons named below for approximately $0.01 per share in transactions exempt from registration under the Securities Act:

Paul K. Kelly transferred 258,650 shares to Alan G. Hassenfeld.

James D. Dunning, Jr. transferred 258,650 shares to Alan G. Hassenfeld.

Paul K. Kelly transferred 64,650 shares to Gregory E. Smith.

James D. Dunning, Jr. transferred 64,650 shares to Gregory E. Smith

Paul K. Kelly transferred 51,750 shares to Cheng Yan Davis.

James D. Dunning, Jr. transferred 51,750 shares to Cheng Yan Davis.

Paul K. Kelly transferred 25,850 shares to Xiao Feng.

James D. Dunning, Jr. transferred 25,850 shares to Xiao Feng.

Paul K. Kelly transferred 25,850 shares to Soopakij (Chris) Chearavanont.

James D. Dunning, Jr. transferred 25,850 shares to Soopakij (Chris) Chearavanont.

Paul K. Kelly transferred 25,850 shares to Ruey Bin Kao.

James D. Dunning, Jr. transferred 25,850 shares to Ruey Bin Kao.

All such transfers were exempt from registration pursuant to Sections 4(1) and 4(2) of the Securities Act, due to the limited number of individuals involved and their status as accredited investors.

We have agreed to pay Stuart Management Co., an affiliate of Paul K. Kelly, a total of $10,000 per month for office space, administrative services and secretarial support for a period commencing on November 16, 2007 and ending on the earlier of our consummation of a business combination or our liquidation. This arrangement is being agreed to by Stuart Management Co. for our benefit and is not intended to provide Stuart Management Co. compensation in lieu of a management fee. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party.

Other than this $10,000 per-month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to our directors or advisors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, these individuals and the founders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. After a business combination, our directors or advisors who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider a business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 1, 2008, by:

•	each owner of more than 5% of our outstanding shares of common stock;

•	each of our directors, officers and special advisors; and

•	all our directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not include the Private Warrants or the Public Warrants, as these warrants are not exercisable within 60 days of March 1, 2008.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned	Percentage of Ownership
Paul K. Kelly	1,096,255	6.9%
James D. Dunning, Jr.	1,096,255	6.9%
Alan G. Hassenfeld	575,760	3.6%
Gregory E. Smith	143,910	*
Cheng Yan Davis	115,200	*
Xiao Feng	57,540	*
Soopakij (Chris) Chearavanont	57,540	*
Ruey Bin Kao	57,540	*
All directors and executive officers as a group		*
(6 individuals)	3,200,000	19.3%
David Knott and Dorset Management Corporation (2)	1,000,000	6.3%
Brian Taylor, Pine River Capital Management L.P. and Nisswa Master Fund (3)	1,061,800	6.64%
QVT Financial LP and QVT Financial GP LLC (4)	823,650	5.15%
The Baupost Group, LLC, SAK Corporation and Seth A. Klarman (5)	1,050,000	6.56%
Drawbridge DSO Securities LLC, Drawbridge OSO Securities LLC, Drawbridge Special Opportunities Fund LP, Drawbridge Special Opportunities Fund Ltd., Drawbridge Special Opportunities GP LLC, Drawbridge Special Opportunity Advisors LLC, Fortress Principal Investment Holdings IV LLC, FIG LLC, Fortress Operating Entity I LP, FIG Corp., Fortress Investment Group LLC (6)	990,000	6.2%

*	Less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals is 33 Riverside Avenue, 5th Floor, Westport, CT 06880.

(2)	Based upon information contained in the Schedule 13G/A filed February 13, 2008 by Dorset Management Corporation and David M. Knott. The business address of Dorset Management Corporation and David Knott is 485 Underhill Boulevard, Suite 205, Syosset, New York 11791. Pursuant to the Schedule 13G/A, Mr. Knott is the president of Dorset Management Corporation.

(3)	Based upon information contained in the Schedule 13G/A filed February 8, 2008. Brian Taylor may be deemed to have beneficial ownership of these shares as a result of being the sole member of Pine River Capital Management LLC, the general partner of Pine River Capital Management L.P and a director of Nisswa Master Fund Ltd. The business address of Brian Taylor and Pine River Capital Management L.P. is 601 Carlson Parkway, Suite 330, Minnetonka, MN 55305. The business address of Nisswa Master Fund Ltd. is c/o Pine River Capital Management L.P., 601 Carlson Parkway, Suite 330, Minnetonka, MN 55305.

(4)	Based on information contained in a Schedule 13G filed by QVT Financial LP and QVT Financial GP LLC on January 11, 2008. The business address of QVT Financial LP and QVT Financial GP LLC is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036. QVT Financial LP (“QVT Financial”) is the investment manager for QVT Fund LP (the “Fund”), which beneficially owns 679,877 shares of our common stock, and for Quintessence Fund L.P. (“Quintessence”), which beneficially owns 74,192 shares of our common stock. QVT Financial is also the investment manager for a separate discretionary account managed for Deutsche Bank AG (the “Separate Account”), which holds 69,581 shares of our common stock. QVT Financial has the power to direct the vote and disposition of the common stock held by the Fund, Quintessence and the Separate Account. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 823,650 shares of our common stock, consisting of the shares owned by the Fund and Quintessence and the shares held in the Separate Account. QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of our common stock reported by QVT Financial. Each of QVT Financial and QVT Financial GP LLC disclaims beneficial ownership of the shares of our common stock owned by the Fund and Quintessence and held in the Separate Account.

(5)	Based upon information contained in the Schedule 13G filed February 13, 2008 by The Baupost Group, L.L.C., SAK Corporation and Seth A. Klarman. The business address of The Baupost Group, L.L.C., SAK Corporation and Seth A. Klarman is 10 St. James Avenue, Suite 1700, Boston Massachusetts 02116. Pursuant to the Schedule 13G/A, Mr. Klarman is the sole director of SAK Corporation, which serves as manager for The Baupost Group.

(6)	Based on information contained in a Schedule 13G filed by Drawbridge DSO Securities LLC, Drawbridge Special Opportunities Fund LP, Drawbridge Special Opportunities GP LLC, Drawbridge Special Opportunities Advisors LLC, Fortress Principal Investment Holdings IV LLC, FIG LLC, Fortress Operating Entity I LP, FIG Corp., and Fortress Investment Group LLC on February 14, 2008. Drawbridge DSO Securities LLC beneficially owns 891,000 shares of common stock. Drawbridge Special Opportunities Fund LP is deemed to beneficially own 891,000 shares solely as in its capacity as the sole managing member of Drawbridge DSO Securities LLC. Drawbridge Special Opportunities GP LLC is deemed to beneficially own 891,000 shares solely in its capacity as the general partner of Drawbridge Special Opportunities Fund LP. Drawbridge Special Opportunities Advisors LLC is deemed to beneficially own 990,000 shares solely in its capacity as the investment advisor of each of Drawbridge Special Opportunities Fund LP and Drawbridge Special Opportunities Fund Ltd., the latter of which beneficially owns 99,000 shares of common stock. Fortress Principal Investment Holdings IV LLC is deemed to beneficially own 891,000 shares solely in its capacity as the sole managing member of Drawbridge Special Opportunities GP LLC. FIG LLC is deemed to beneficially own 990,000 shares solely in its capacity as the sole managing member of Drawbridge Special Opportunities Advisors LLC. Fortress Operating Entity I LP is deemed to beneficially own 990,000 shares solely in its capacity as the sole managing member of each of FIG LLC and Fortress Principal Investment Holdings IV LLC. FIG Corp. is deemed to beneficially own 990,000 shares solely in its capacity as the general partner of Fortress Operating Entity I LP. Fortress Investment Group LLC is deemed to beneficially own 990,000 shares solely in its capacity as the holder of all the issued and outstanding shares of beneficial interest of FIG Corp. The address for each of the entities is c/o Fortress Investment Group LLC, 1345 Avenue of the Americas, 46th Floor, New York, New York 10105.

Effective November 15, 2007, our Board of Directors authorized a stock dividend of 0.2 shares of common stock for each outstanding share of common stock, effectively lowering the purchase price to approximately $0.008 per share and increasing each stockholder’s holdings by 20% and the number of common shares issued to 3,450,000 (including up to 450,000 shares that are subject to forfeiture to the extent that the underwriters do not exercise their over-allotment option). As a result of an increase in the size of the offering on November 15, 2007, the November 15, 2007 stock dividend was effectuated in order to maintain our founders’ and our special advisors’ ownership at a percentage of the number of shares to be outstanding after our public offering.

In addition, in connection with the vote required for the Extended Period and for our initial business combination, each of our Existing Stockholders have agreed to vote the common stock acquired by him before our public offering in accordance with the majority of the common stock voted by the Public Stockholders and waive his Redemption Rights. In each case, our founders have also agreed to vote any shares acquired by them in or after our public offering in favor of the Extended Period and our initial business combination. Therefore, if any of the founders acquire shares in or after our public offering, they must vote such shares in favor of the Extended Period or proposed business combination, as the case may be, and have, as a result, waived the right to exercise Redemption Rights for those shares in the event that both such proposals are approved by a majority of the votes cast by our Public Stockholders.

On September 14, 2007, Paul K. Kelly and James D. Dunning, Jr. sold shares owned by them to the persons named below for approximately $0.01 per share in transactions exempt from registration under the Securities Act:

Paul K. Kelly transferred 258,650 shares to Alan G. Hassenfeld.

James D. Dunning, Jr. transferred 258,650 shares to Alan G. Hassenfeld

Paul K. Kelly transferred 64,650 shares to Gregory E. Smith.

James D. Dunning, Jr. transferred 64,650 shares to Gregory E. Smith.

Paul K. Kelly transferred 51,750 shares to Cheng Yan Davis.

James D. Dunning, Jr. transferred 51,750 shares to Cheng Yan Davis.

Paul K. Kelly transferred 25,850 shares to Xiao Feng.

James D. Dunning, Jr. transferred 25,850 shares to Xiao Feng.

Paul K. Kelly transferred 25,850 shares to Soopakij (Chris) Chearavanont.

James D. Dunning, Jr. transferred 25,850 shares to Soopakij (Chris) Chearavanont.

Paul K. Kelly transferred 25,850 shares to Ruey Bin Kao.

James D. Dunning, Jr. transferred 25,850 shares to Ruey Bin Kao.

All such transfers were exempt from registration pursuant to Sections 4(1) and 4(2) of the Securities Act, due to the limited number of individuals involved and their status as accredited investors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On July 16, 2007, our Chief Executive Officer, Paul K. Kelly and our President, James D. Dunning, Jr. purchased 3,450,000 of our shares for an aggregate purchase price of $28,750. Effective November 15, 2007, our Board of Directors authorized a stock dividend of 0.2 shares of common stock for each outstanding share of common stock, effectively lowering the purchase price to approximately $0.008 per share and increasing each stockholder’s holdings by 20% and the number of common shares issued to

3,450,000 (including up to 250,000 shares that were forfeited upon exercise of the underwrites over-allotment option). As a result of an increase in the size of the offering, the November 15, 2007 stock dividend was effectuated in order to maintain our founders’ and special advisors’ ownership at a percentage of the number of shares to be outstanding after our public offering.

Subsequent to the issuance date, the foregoing persons transferred a portion of their shares to our other current stockholders at a price per share equal to $0.01 per share.

On November 5, 2007, Paul K. Kelly, James D. Dunning, Jr., Alan G. Hassenfeld, Gregory E. Smith, Xiao Feng, Cheng Yan Davis, Soopakij (Chris) Chearavanont and Ruey Bin Kao agreed to purchase, for an aggregate purchase price of $2.75 million private placement warrants to purchase 2,750,000 share of common stock at a price of $1.00 per warrant. Paul K. Kelly and James D, Dunning, Jr. will each purchase 941,875 warrants, Alan G. Hassenfeld will purchase 495,000 warrants, Gregory E. Smith will purchase 123,750 warrants, Cheng Yan Davis will purchase 99,000 warrants and Xiao Feng, Soopakij (Chris) Chearavanont and Ruey Bin Kao will each purchase 49,500 warrants.

Pursuant to a registration rights agreement between us and our founders and special advisors, our founders and special advisors will be entitled to certain registration rights. Specifically, (i) the private placement warrants and the underlying shares of common stock, will be entitled to certain registration rights commencing 90 days after the consummation of a business combination; and (ii) the existing stockholders’ common stock will be entitled to certain registration rights six months after the consummation of a business combination. We are only required to use our best efforts to cause a registration statement relating to the resale of such securities to be declared effective and, once effective, only to use our best efforts to maintain the effectiveness of the registration statement. The holders of warrants do not have the rights or privileges of holders of our common stock or any voting rights until such holders exercise their respective warrants and receive shares of common stock. Permitted transferees that receive any of the above described securities from our founders will, under certain circumstances, be entitled to the registration rights described herein. We will bear the expenses incurred in connection with the filing of any such registration statements.

We agreed to pay Stuart Management Co., an affiliate of Paul K. Kelly, a total of $10,000 per month for office space, administrative services and secretarial support for a period commencing on November 16, 2007, and ending on the earlier of our consummation of a business combination or our liquidation. This arrangement was agreed to by Stuart Management Co. for our benefit and is not intended to provide Stuart Management Co. compensation in lieu of a management fee. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party.

Paul K. Kelly and James D. Dunning, Jr. have each provided us with loans in the amount of $122,366. Alan G. Hassenfeld has provided us with a loan in the amount of $71,827, Gregory E. Smith has provided us with a loan in the amount of $16,702, Cheng Yan Davis has provided us with a loan in the amount of $13,360, and Xiao Feng, Soopakij (Chris) Chearavanont and Ruey Bin Kao have each provided us with loans in the amount of $7,183 or $368,169 in total. These loans were provided to pay the expenses of our public offering, and certain accounting and legal fees and expenses. The loans were repaid out of the proceeds of our public offering.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. Subject to availability of proceeds not placed in the trust account and up to an aggregate of $3.2 million of the interest income, net of taxes, on the balance in the trust account to be released to us, there is no limit on the amount of out-of-pocket expenses that could be incurred. This formula was a result of a negotiation between us and the underwriters and was meant to help maximize the amount of money in the trust account that would be returned to the investors if we do not consummate a business combination within the permitted time. Our audit committee will review and approve all expense reimbursements made to our directors and any expense reimbursements payable to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate a business combination.

Other than the $10,000 per month administrative fees and reimbursable out-of-pocket expenses payable to Stuart Management Co., no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our directors, or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

After a business combination, any of our directors who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely that the amount of such compensation will be known at the time of a stockholder meeting held to consider a business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Our Board of Directors has approved the procedure whereby all ongoing and future transactions between us and any of our directors or their respective affiliates, including loans by our directors, will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested “independent” directors, to the extent we have independent directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. It is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party were found to be on terms less favorable to us than with an unaffiliated third party, we would not engage in such transaction.

Item 14.	Principal Accountant Fees and Services

As previously disclosed in our January 10, 2008 8-K filing, a majority of the partners of Goldstein Golub Kessler LLP (GGK) became partners of McGladrey & Pullen, LLP (M&P). As a result, GGK resigned as auditors of the Company effective January 9, 2008 and M&P was appointed as our independent registered public accounting firm for the year ended December 31, 2007. From June 22, 2007 (inception) through January 8, 2008, 2007, the firm of Goldstein Golub Kessler LLP (“GGK”) was our principal accountant. GGK had a continuing relationship with RSM McGladrey, Inc. (‘RSM”), from which it leased auditing staff who were full time, permanent employees of RSM and through which its partners provided non-audit services. GGK had no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK managed and supervised the audit and audit staff, and was exclusively responsible for the opinion rendered in connection with its examination. M&P and GGK, have billed and anticipate billing the Company as follows for the year ended December 31, 2007.

Fee Category
Audit fees – McGladrey & Pullen, LLP	$25,000
Audit fees – Goldstein Golub Kessler LLP	$46,000

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s financial statements and review of the interim financial statements included in our quarterly report on Form 10-Q and services rendered in connection with our registration statement on Form S-1.

Audit-Related Fees

We did not incur any audit-related fees with M&P or GGK for the year ended December 31, 2007.

Tax fees

We did not incur any tax fees with M&P or GGK for the year ended December 31, 2007.

All Other Fees

We did not incur fees with M&P or GGK for other professional services rendered for the year ended December 31, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1)	Financial Statements

See Item 8 - Financial Statements and Supplementary Data.

(2)	Financial Statement Schedules

All supplemental schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

See Exhibit Index.

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation*

3.2	By-laws*

4.1	Specimen Unit Certificate*

4.2	Specimen Common Stock Certificate*

4.3	Specimen Public Warrant Certificate*

4.4	Warrant Agreement, dated as of November 15, 2007, by and between the Registrant and Continental Stock Transfer & Trust Company **

10.1	Form of Letter Agreement between the Registrant and each of the directors, executive officers and Initial Stockholders of the Registrant*

10.2	Investment Management Trust Agreement, dated November 15, 2007, by and between Registrant and Continental Stock Transfer & Trust Company**

10.3	Form of Services Agreement between the Registrant and Stuart Management Co.*

10.4	Form of Registration Rights Agreement among the Registrant and the founders*

10.5	Form of Warrant Purchase Agreement between Registrant and Paul K. Kelly, James D. Dunning, Jr., Alan G. Hassenfeld, Gregory E. Smith, Feng Xiao, Cheng Yan Davis, Soopakij (Chris) Chearavanont and Ruey Bin Kao.*

10.6	Promissory Notes between the Registrant and Paul K. Kelly*

10.7	Promissory Notes between the Registrant and James D. Dunning, Jr.*

10.8	Promissory Note between the Registrant and Alan G. Hassenfeld*

10.9	Promissory Note between the Registrant and Gregory E. Smith*

10.10	Promissory Note between the Registrant and Cheng Yan Davis*

10.11	Promissory Note between the Registrant and Xiao Feng*

10.12	Promissory Note between the Registrant and Soopakij (Chris) Chearavanont*

10.13	Promissory Note between the Registrant and Ruey Bin Kao*

14	Code of Business Conduct and Ethics*

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-145154)
**	Incorporated by reference to the Registrant’s Form 8-K, dated November 21,2007

China Holdings Acquisition Corp.

(a corporation in the development stage)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

China Holdings Acquisition Corp.

We have audited the accompanying balance sheet of China Holdings Acquisition Corp. (a corporation in the development stage) as of December 31, 2007, and the related statements of income, stockholders’ equity and cash flows for the period from June 22, 2007 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Holdings Acquisition Corp. as of December 31, 2007, and the results of its operations and its cash flows for the period from June 22, 2007 (inception) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

McGLADREY & PULLEN, LLP

March 31, 2008

New York, New York

China Holdings Acquisition Corp.

(a corporation in the development stage)

Balance Sheet

December 31, 2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$67,753
Interest receivable	451,489
Investments held in Trust (Note 1)	125,336,241
Prepaid expenses	119,722

Total current assets	125,975,205

Equipment, net	1,498
Deferred income taxes	43,734

TOTAL ASSETS	$126,020,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Deferred underwriting fee (Note 6)	$4,288,000
Income taxes payable	234,301
Accrued registration costs	16,329
Accrued expenses	79,081

Total current liabilities	4,617,711

COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION (4,266,239—shares at redemption value) (Note 1)	40,363,965

COMMITMENTS (Note 6)

STOCKHOLDERS’ EQUITY (Notes 2, 7, and 8):
Preferred stock, par value $.0001 per share, 1,000,000 shares authorized, 0 shares issued	—
Common stock, par value $.001 per share, 40,000,000 shares authorized, 16,000,000 shares issued and outstanding (including 4,266,239 shares subject to possible redemption)	16,000
Additional paid-in capital	80,724,068
Retained earnings	298,693

TOTAL STOCKHOLDERS’ EQUITY	81,038,761

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$126,020,437

See accompanying notes to financial statements.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Statement of Income

For the period from June 22, 2007 (inception)

to December 31, 2007

Interest income	$601,543
Formation and operating costs	112,283

Income before provision for income taxes	489,260
Provision for income taxes	190,567

Net income	$298,693

Weighted average number of shares outstanding, basic and diluted	6,196,450

Net earnings per share, basic and diluted	$0.05

See accompanying notes to financial statements.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Statement of Stockholders’ Equity

For the period from June 22, 2007 (inception) to December 31, 2007

	Common stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, June 22, 2007	—	$—	$—	$—	$—
Issuance of Common Stock to initial shareholders at $0.008 per share for 3,450,000 shares, of which 250,000 were cancelled in connection with the underwriters’ partial exercise of the over allotment option	3,200,000	3,200	25,550	—	28,750
Proceeds from issuance of warrants	—	—	2,750,000	—	2,750,000
Sale of 12,800,000 units through public offering net of underwriter’s discount and offering expenses and including $40,363,965 of proceeds from stockholders allocable to 4,266,239 shares of common stock subject to possible redemption	12,800,000	12,800	118,312,483	—	118,325,283
Proceeds subject to possible redemption	—	—	(40,363,965)	—	(40,363,965)
Net income for the period	—	—	—	298,693	298,693

Balance, December 31, 2007	16,000,000	$16,000	$80,724,068	$298,693	$81,038,761

See accompanying notes to financial statements.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Statement of Cash Flows

For the period from June 22, 2007 to December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$298,693

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	32
Deferred income taxes	(43,734)
Changes in operating assets and liabilities:
Interest earned on trust fund	(145,591)
Interest receivable	(451,489)
Prepaid expenses	(119,722)
Income taxes payable	234,301
Accrued expenses	79,081

Net cash used in operating activities	(148,429)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments held in Trust Fund	(125,278,000)
Withdrawals from trust fund	87,350
Purchases of equipment	(1,530)

Net cash used in investing activities	(125,192,180)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	28,750
Proceeds from note payable to initial stockholder	368,169
Repayment of note payable to initial stockholder	(368,169)
Proceeds from public offering	128,000,000
Proceeds from issuance of warrants in private placement	2,750,000
Payment of registration costs	(5,370,388)

Net cash provided by financing activities	125,408,362

Net increase in cash and cash equivalents	67,753
Cash and Cash equivalents
Beginning of period	—

End of period	$67,753

Supplemental disclosure of non-cash financing activities
Accrual of registration costs	$16,329

Accrual of deferred underwriting fees	$4,288,000

See accompanying notes to financial statements.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Notes to Financial Statements

Note 1 – Organization and Nature of Business Operations

China Holdings Acquisition Corp. (the “Company”) is a blank check company incorporated on June 22, 2007, for the purpose of acquiring or acquiring control of one or more operating businesses having their primary operations in Asia through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination or contractual arrangements. The Company intends to focus on potential acquisition targets in the People’s Republic of China (“China”) (a “Target Business”) for approximately nine months from its initial public offering (the “Offering”—see Note 2). All activity from June 22, 2007 (inception) to December 31, 2007 is related to the Company’s formation and capital raising activities. The Company has selected December 31 as its fiscal year end.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7.

The Company, after signing a definitive agreement for a Business Combination, of which no assurance is given, is obligated to submit such transaction for approval by a majority of the holders of common stock of the Company sold as part of the units in our Offering (the “Public Stockholders”). Public Stockholders that vote against such proposed business combination and exercise their redemption rights are, under certain conditions described below, entitled to convert their shares into a pro-rata distribution from the trust account (the “Redemption Right”).

As a result of the Redemption Right, $40,363,965 has been classified as common stock subject to possible redemption on the accompanying balance sheet. The Company’s stockholders prior to the Offering (the “Initial Stockholders”), have agreed to vote their 3,200,000 founding shares of common stock in accordance with the manner in which the majority of the shares of common stock held by the Public Stockholders are voted with respect to a business combination. In the event that a majority of the outstanding shares of common stock voted by the Public Stockholders vote to approve a business combination, and an amendment to our amended and restated certificate of incorporation allowing our perpetual existence is approved, and holders owning 33.33% or more of the outstanding common stock do not vote against both the business combination and the Extended Period (as defined below) and do not exercise their Redemption Rights, on a cumulative basis, the business combination may then be consummated.

If the Company does not execute a letter of intent, agreement in principle or definitive agreement for a Business Combination prior to 18 months from the date of the closing of the Offering, the Company’s board will convene, adopt and recommend to their stockholders a plan of dissolution and distribution and file a proxy statement with the SEC seeking stockholder approval for such plan. If, however, a letter of intent, agreement in principle or definitive agreement for a Business Combination has been executed prior to 18 months from the date of the closing of the Offering, the Company will seek the consummation of that Business Combination. However, if the Company has entered into a letter of intent, agreement in principle or definitive agreement within 18 months following the closing of the Offering and management anticipates that the Company may not be able to consummate a Business Combination within the 24 months from the date of the closing of the Offering, the Company may seek to extend the time period within which it may complete its Business Combination to 36 months, by calling a special (or annual) meeting of stockholders for the purpose of soliciting their approval for such extension (the “Extended Period”). If the Company receives Public Stockholder approval for the Extended Period and holders of 33.33% or more of the shares held by Public Stockholders do not vote against the Extended Period and elect to redeem their common stock in connection with the vote for the extended period, the Company will then have an additional 12 months in which to complete the initial Business Combination. If the Extended Period is approved, the Company will still be required to seek Public Stockholder approval before completing a Business Combination. In the event there is no Business Combination within the 24-month deadline (if the Extended Period is not approved) described above (the “Target Business Combination Period”), the Company will dissolve and distribute to its Public Stockholders, in proportion to their respective equity interests, the amount held in the Trust Account, and any remaining net assets, after the distribution of the Trust Account. In the event of liquidation, the per share value of the residual assets remaining available for distribution (including Trust Account assets) may be less than the initial public offering price per share in the Offering. The Company’s corporate existence will automatically cease at the end of the 36-month period if the Company has received stockholder approval for an initial business combination.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Note 2 – Private Warrants and Offering

The Private Warrants (see Note 8) were issued on November 15, 2007, for net proceeds of $2,750,000, which were subsequently deposited into the trust account.

Our Offering of 12,000,000 units was declared effective on November 15, 2007. Each unit consists of one share of the Company’s common stock and one Public Warrant (see Note 8) and was sold to the public at the price of $10.00 per unit. The Offering was consummated on November 21, 2007, and we raised net proceeds of $110,900,000, of which $110,800,000 were deposited into our trust account.

On December 14, 2007, the underwriters for our Offering exercised their over-allotment option to the extent of 800,000 units, resulting in net proceeds of $7,440,000, which were deposited into our trust account.

As a result of the events noted above, through December 14, 2007, the Company’s trust account has received $125,278,000 (approximately $9.79 per unit), which includes $4,288,000 that will be paid to the underwriters upon the consummation of a business combination pro-rata with respect to those shares which stockholders do not exercise their redemption rights.

The funds in the trust account are invested in permitted United States government securities. Up to an aggregate of $3,200,000 of after-tax interest income on the balance of the trust account may be released to the Company to fund working capital, due diligence and general corporate requirements.

Note 3 – Summary of Significant Accounting Policies

Cash and cash equivalents—Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Net Earnings per Common Share—Net earnings per share is computed based on the weighted average number of shares of common stock outstanding.

Basic net earnings per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the 15,550,000 outstanding warrants are not yet exercisable, they have been excluded from the Company’s computation of diluted earnings per share for the period ending December 31, 2007. Therefore, basic and diluted earnings per share were the same for the period June 22, 2007 to December 31, 2007.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes—Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

China Holdings Acquisition Corp.

(a corporation in the development stage)

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.

Recently Issued Accounting Pronouncements —The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 4 — Notes Payable to Stockholders

The Company issued an aggregate of $368,169 unsecured promissory notes to certain of its sponsors from inception through November 20, 2007 (the “Notes”). The Notes were non—interest bearing and were payable before or on June 30, 2008. The Notes were fully repaid during December, 2007.

Note 5 — Income Taxes

The Company has applied the provisions of FIN 48 since inception.

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Realization of the future tax benefits is dependent upon many factors, including the Company’s ability to generate taxable income within the loss carry-forward period, which runs through 2027.

The Company has recorded a deferred tax asset for the tax effect of temporary differences of $43,734. In recognition of the Company’s twenty-year carry-forward period in the event of a business combination, and its carry-back opportunities in the event of liquidation, the Company has not recorded a valuation allowance at December 31, 2007. The effective tax rate of 39% differs from the Federal statutory rate of 34% due to the effect of state income taxes of 5%.

The components of income tax expense (benefit) are:

Currently payable:
Federal	189,185
State	45,116
Deferred:
Federal	(35,313)
State	(8,421)

Total	$190,567

Note 6 — Commitments

Administrative Fees

The Company has agreed to pay an affiliate of a stockholder $10,000 per month for secretarial and administrative services. The arrangement commenced on November 16, 2007 and terminates upon the earlier of (i) the completion of the Company’s Business Combination, or (ii) the Company’s dissolution. During the period from inception (June 22, 2007) to December 31, 2007 the Company recognized $15,000 of expense under this arrangement.

Underwriting Agreement

In connection with the Offering, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with the underwriters in the Offering.

Pursuant to the Underwriting Agreement, the Company was obligated to Citi (the “Representative”), the representative of the underwriters, for certain fees and expenses related to the Offering, including underwriting discounts of $8,960,000. The Company paid $4,672,000 of the underwriting discounts upon closing of the Offering. The Company and the Representative have agreed that

China Holdings Acquisition Corp.

(a corporation in the development stage)

payment of the underwriting discount of $4,288,000 will be deferred until consummation of the Business Combination. Accordingly, such amount is included as a liability in the accompanying balance sheet.

Initial Stockholders

Pursuant to letter agreements with the Company and the Representatives in the Offering and the warrant private placement offering described below, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares and the shares underlying the Private Warrants (but not shares purchased in the Offering or in the secondary market) in the event of the Company’s liquidation.

Note 7 – Capital Stock

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares of preferred stock were outstanding as of December 31, 2007.

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

Note 8 – Warrants

Public Warrants

Each warrant sold in the Offering (a “Public Warrant”) is exercisable for one share of common stock. Except as set forth below, the Public Warrants entitle the holder to purchase shares at $7.50 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of the Business Combination and (b) one year from the closing date of the Offering of the Company’s securities, and ending November 16, 2012. The Company has the ability to redeem the Public Warrants, in whole or in part, at a price of $.01 per Public Warrant, at any time after the Public Warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equals or exceeds $14.25 per share, for any 20 trading days within a 30 trading day period ending three business days before the Company sends the notice of redemption. If the Company dissolves before the consummation of a Business Combination, there will be no distribution from the Trust Account with respect to such Public Warrants, which will expire worthless.

Private Warrants

Prior to the closing of the Offering, the Company sold to certain of its Initial Stockholders 2,750,000 warrants (“Private Warrants”) in a private placement, at a price of $1.00 per Private Warrant, for an aggregate of $2,750,000.

The Private Warrants are identical to the Public Warrants and may not be sold or transferred, except in limited circumstances, until after the consummation of a Business Combination. If the Company dissolves before the consummation of a Business Combination, there will be no distribution from the Trust Account with respect to such Private Warrants, which will expire worthless.

As the proceeds from the exercise of the Public Warrants and Private Warrants will not be received until after the completion of a Business Combination, the expected proceeds from exercise will not have any effect on the Company’s financial condition or results of operations prior to a Business Combination.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Reserve Common Stock

At December 31, 2007, 15,550,000 shares of common stock were reserved for issuance upon exercise of Public Warrants and the Private Warrants.

Registration Rights – Warrants

In accordance with the Warrant Agreement related to the Public Warrants and the registration rights agreement associated with the Private Warrants (collectively the Public Warrants and Private Warrants are the “Warrants”), the Company will only be required to use its best efforts to register the Warrants and the shares of Common Stock issuable upon exercise of the Warrants and once effective to use its best efforts to maintain the effectiveness of such registration statement. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. However, with regards to the Private Warrants, the Company may satisfy its obligation by delivering unregistered shares of common stock. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such Warrants shall not be entitled to exercise. In no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle a Warrant exercise. Consequently, the Warrants may expire unexercised, unredeemed and worthless. The holders of Warrants do not have the rights or privileges of holders of the Company’s common stock or any voting rights until such holders exercise their respective warrants and receive shares of the Company’s common stock.

Note 9 – Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the period from June 22, 2007 (inception) to December 31, 2007:

	For the period June 22, 2007 (inception) to June 30, 2007	For the three months ended September 30, 2007	For the three months ended December 31, 2007	For the period June 22, 2007 (inception) to December 31, 2007
Interest income	$—	$2,172	$599,371	$601,543
Formation and operating costs	3,827	170	108,286	112,283

Income (loss) before provision for income taxes	(3,827)	2,002	491,085	489,260
Provision for income taxes	—	—	190,567	190,567

Net income (loss) for the period	$(3,827)	$2,002	$300,518	$298,693

Weighted average number of shares outstanding, basic and diluted	3,450,000	3,450,000	8,704,348	6,196,450

Net earnings (loss) per share, basic and diluted	$—	$—	$0.03	$0.05

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 31, 2008	CHINA HOLDINGS ACQUISITION CORP.

/s/ Paul K. Kelley
Paul K. Kelly
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul K. Kelly	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive and Financial Officer)	March 31, 2008
Paul K. Kelly

/s/ James D. Dunning, Jr.	President and Director	March 31, 2008
James D. Dunning, Jr.

/s/ Alan G. Hassenfeld	Director	March 31, 2008
Alan G. Hassenfeld

/s/ Gregory E. Smith	Director	March 31, 2008
Gregory E. Smith

/s/ Xiao Feng	Director	March 31, 2008
Xiao Feng

/s/ Cheng Yang Davis	Director	March 31, 2008
Cheng Yan Davis