Form 10-Q
period 2008-03-31
China Holdings Acquisition Corp.
filed 2008-05-14
CIK 1408348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of April 30, 2008 was 16,000,000.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Condensed Balance Sheets at

	December 31, 2007	Unaudited March 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$67,753	$701,785
Interest receivable	451,489	309,680
Investments held in Trust	125,336,241	125,594,126
Prepaid expenses	119,722	96,504

Total current assets	125,975,205	126,702,095

Equipment, net	1,498	1,402
Deferred acquisition costs		315,000
Deferred income taxes	43,734	91,111

TOTAL ASSETS	$126,020,437	$127,109,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Deferred underwriting fee	$4,288,000	$4,288,000
Income taxes payable	234,301	424,511
Accrued registration costs	16,329	5,000
Accrued acquisition costs		315,000
Accrued expenses	79,081	83,976

Total current liabilities	4,617,711	5,116,487

COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
(4,266,239 - shares at redemption value)	40,363,965	40,363,965

COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.0001 per share, 1,000,000 shares authorized, 0 shares issued	—	—
Common stock, par value $.001 per share, 40,000,000 shares authorized, 16,000,000 shares issued and outstanding (including 4,266,239 shares subject to possible redemption)	16,000	16,000
Additional paid-in capital	80,724,068	80,724,068
Retained earnings during the development stage	298,693	889,088

TOTAL STOCKHOLDERS’ EQUITY	81,038,761	81,629,156

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$126,020,437	$127,109,608

See accompanying notes to financial statements.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Unaudited Condensed Statements of Income

	For the three months ended March 31, 2008	For the period from June 22, 2007 (inception) to March 31, 2008
Interest income	$1,089,884	$1,691,427

Formation and operating costs	122,355	234,638

Income before provision for income taxes	967,529	1,456,789
Provision for income taxes	377,134	567,701

Net income	$590,395	$889,088

Weighted average number of shares outstanding, basic and diluted	16,000,000	9,627,692

Net earnings per share, basic and diluted	$0.04	$0.09

See accompanying notes to financial statements.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Condensed Statement of Stockholders’ Equity

For the period from June 22, 2007 (inception) to March 31, 2008

	Common stock		Additional Paid-In Capital	Retained Earnings During the Development Stage	Total Stockholders’ Equity
	Shares	Amount
Balance, June 22, 2007	—	$—	$—	$—	$—
Issuance of Common Stock to initial shareholders at $0.008 per share for 3,450,000 shares, of which 250,000 were cancelled in connection with the underwriters’ partial exercise of the over allotment option	3,200,000	3,200	25,550	—	28,750
Proceeds from issuance of warrants	—	—	2,750,000	—	2,750,000
Sale of 12,800,000 units through public offering net of underwriter’s discount and offering expenses and including $40,363,965 of proceeds allocable to 4,266,239 shares of common stock subject to possible redemption	12,800,000	12,800	118,312,483	—	118,325,283
Proceeds subject to possible redemption	—	—	(40,363,965)	—	(40,363,965)
Net income for the period	—	—	—	298,693	298,693

Balance, December 31, 2007	16,000,000	$16,000	$80,724,068	$298,693	$81,038,761

Unaudited:
Net income for the period				590,395	590,395

Balance, March 31, 2008	16,000,000	$16,000	$80,724,068	$889,088	$81,629,156

See accompanying notes to financial statements.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Unaudited Condensed Statements of Cash Flows

	For the three months ended March 31, 2008	For the period from June 22, 2007 (inception) to March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$590,395	$889,088

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	96	128
Deferred income taxes	(47,377)	(91,111)
Changes in operating assets and liabilities:
Interest earned on trust fund	(1,229,806)	(1,375,397)
Interest receivable	141,809	(309,680)
Prepaid expenses	23,218	(96,504)
Income taxes payable	190,210	424,511
Accrued expenses	4,895	83,976

Net cash used in operating activities	(326,560)	(474,989)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments held in trust fund		(125,278,000)
Withdrawals from trust fund	971,921	1,059,271
Purchases of equipment		(1,530)

Net cash provided by (used in) investing activities	971,921	(124,220,259)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders		28,750
Proceeds from note payable to initial stockholder		368,169
Repayment of note payable to initial stockholder		(368,169)
Proceeds from public offering		128,000,000
Proceeds from issuance of warrants in private placement		2,750,000
Payment of registration costs	(11,329)	(5,381,717)

Net cash (used in) provided by financing activities	(11,329)	125,397,033

Net increase in cash and cash equivalents	634,032	701,785
Cash and cash equivalents
Beginning of period	67,753	—

End of period	$701,785	$701,785

Supplemental disclosure of non-cash financing activities
Accrual of deferred acquisition costs	$315,000	$315,000

Accrual of registration costs	$—	$5,000

Accrual of deferred underwriting fees	$—	$4,288,000

See accompanying notes to financial statements.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Notes to Financial Statements

Note 1 – Organization and Nature of Business Operations

China Holdings Acquisition Corp. (the “Company”) is a blank check company incorporated on June 22, 2007, for the purpose of acquiring or acquiring control of one or more operating businesses having their primary operations in Asia through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination or contractual arrangements. The Company intends to focus on potential acquisition targets in the People’s Republic of China (“China”) (a “Target Business”) for approximately nine months from its initial public offering (the “Offering”), which occurred in November, 2007. All activity from June 22, 2007 (inception) to March 31, 2008 is related to the Company’s formation and capital raising activities.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7.

The financial statements at March 31, 2008 and for the periods from June 22, 2007 (inception) to March 31, 2008 and the three months ended March 31, 2008 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2008, the results of its operations and cash flows for the three month period ended March 31, 2008 and for the period from June 22, 2007 (inception) through March 31, 2008. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The condensed balance sheet at December 31, 2007 has been derived from the audited financial statements.

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

China Holdings Acquisition Corp.

(a corporation in the development stage)

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

Note 2 – Trust Account

As a result of the Offering and related events, the Company’s trust account has received $125,278,000 (approximately $9.79 per unit), which includes $4,288,000 that will be paid to the underwriters upon the consummation of a business combination pro-rata with respect to those shares which stockholders do not exercise their redemption rights.

The funds in the trust account are invested in permitted United States government securities. Up to an aggregate of $3,200,000 of after-tax interest income on the balance of the trust account may be released to the Company to fund working capital, due diligence and general corporate requirements.

Note 3 – Summary of Significant Accounting Policies

Cash and cash equivalents - Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Deferred Acquisition Costs - The Company capitalizes out-of-pocket costs (e.g., legal, accounting and travel costs) that are directly related to a potential acquisition that the Company intends to consummate. Such costs are expensed if the Company terminates the acquisition process.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Net Earnings per Common Share - Net earnings per share is computed based on the weighted average number of shares of common stock outstanding.

Basic net earnings per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the 15,550,000 outstanding warrants are not yet exercisable, they have been excluded from the Company’s computation of diluted earnings per share for the three months ended March 31, 2008 and for the period from June 22, 2007 (inception) through March 31, 2008. Therefore, basic and diluted earnings per share were the same for the periods presented.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes - Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

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

Recently Issued Accounting Pronouncements - The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 4 – Income Taxes

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

The Company has recorded a deferred tax asset for the tax effect of temporary differences of $91,111. In recognition of the Company’s twenty-year carry-forward period in the event of a business combination, and its carry-back opportunities in the event of liquidation, the Company has not recorded a valuation allowance on the accompanying balance sheets. The effective tax rate of 39% differs from the Federal statutory rate of 34% due to the effect of state income taxes of 5%.

The components of income tax expense (benefit) are:

	For the three months ended March 31, 2008	For the period from June 22, 2007 (inception) to March 31, 2008
Currently payable:
Federal	$342,769	$531,954
State	81,742	126,858

Deferred:
Federal	(38,254)	(73,567)
State	(9,123)	(17,544)

Total	$377,134	$567,701

Note 5 – Commitments

Administrative Fees

The Company has agreed to pay an affiliate of a stockholder $10,000 per month for secretarial and administrative services. The arrangement commenced on November 16, 2007 and terminates upon the earlier of (i) the completion of the Company’s Business Combination, or (ii) the Company’s dissolution. The Company recognized $30,000 and $45,000 of expense under this arrangement for the three months ended March 31, 2008, and for the period from June 22, 2007 (inception) to March 31, 2008, respectively.

Underwriting Agreement

In connection with the Offering, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with the underwriters in the Offering.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Pursuant to the Underwriting Agreement, the Company was obligated to Citi (the “Representative”), the representative of the underwriters, for certain fees and expenses related to the Offering, including underwriting discounts of $8,960,000. The Company paid $4,672,000 of the underwriting discounts upon closing of the Offering. The Company and the Representatives have agreed that payment of the underwriting discount of $4,288,000 will be deferred until consummation of the Business Combination. Accordingly, a deferred underwriting fee comprised of the deferred portion of the underwriting discount is included on the accompanying balance sheets.

Initial Stockholders

Pursuant to letter agreements with the Company and the Representatives in the Offering and the warrant private placement offering, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares and the shares underlying the private warrants (but not shares purchased in the Offering or in the secondary market) in the event of the Company’s liquidation.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our unaudited financial statements and related notes thereto included elsewhere in this Form 10-Q, and the audited financial statements and related notes thereto in our Annual Report on Form 10-K for the period ended December 31, 2007.

This Quarterly Report on Form 10-Q includes assumptions concerning our operations, future results, prospects and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us, including those contained in our Annual Report on Form 10-K for the period ended December 31, 2007, and the “Risk Factors” section of our prospectus (File No. 333-145085), declared effective by the Securities and Exchange Commission (the “SEC”), on November 15, 2007, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “could”, “would”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “continue”, or the negative of such terms or other similar expressions. Factors that might cause or contribute to such discrepancy include, but are not limited to, those described in our other SEC filings.

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

Results of Operations

We have neither engaged in any operations, nor generated any operating revenues to date. Our entire activity since inception has been: (i) to prepare for our proposed fundraising through our initial public offering, which was consummated in November 2007; and (ii) to commence the search for a suitable target business. We will not generate any operating revenues until after completion of a business combination. For the three months ended March 31, 2008, we generated $1,089,884 of non-operating income, primarily in the form of interest income on investments in our trust account. For the three months ended March 31, 2008, we incurred $122,355 of formation and operating costs primarily consisting of franchise taxes, accounting fees, administrative fees, and insurance premiums. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to continue to increase substantially during 2008.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Liquidity and Capital Resources

During November and December, 2007, the Company consummated its initial public offering (the “Offering”), and the underwriters of the Offering exercised their over-allotment option, resulting in net proceeds of approximately $118.3 million to the Company. The proceeds from the offering, in combination with deferred underwriting fees of approximately $4.3 million and approximately $2.7 million of proceeds from the private placement of warrants on November 15, 2007, were placed in a trust account. As a result of the preceding events, through December 31, 2007, the Company’s trust account had received approximately $125.3 million.

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

At March 31, 2008, the Company had cash and cash equivalents, interest receivable, and trust funds reserved for income taxes, aggregating $1.3 million, available to settle current liabilities aggregating $0.8 million for income taxes payable, accrued acquisition costs and accrued expenses.

We believe the funds available to us outside of the trust account, together with up to an aggregate of $3.2 million (of which $1.0 million was earned through March 31, 2008) of after-tax interest income on the balance of the trust account to be released to us to fund working capital and general corporate requirements, will be sufficient to allow us to operate through November, 2010, assuming a business combination is not completed during that time.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we will rely on interest earned of up to $3.2 million, on the trust account to fund such expenditures and, to the extent that the interest earned is below our expectations, we may have insufficient funds available to operate our business prior to our initial business combination. Based upon current market conditions, we expect to receive $3.2 million in interest income within approximately twenty months of the consummation of the Offering, although no assurance can be given. Moreover, we may need to raise additional funds through a private offering of debt or equity securities if such funds were required to consummate our initial business combination or because we become obligated to convert into cash a significant number of shares of Public Stockholders voting against our initial business combination or the Extended Period, in which case we may issue additional securities or incur debt in connection with such business combination. Such debt securities may include a working capital revolving debt facility or a longer term debt facility. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of a business combination.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the quarter ended March 31, 2008, there have been no material changes in the information about our market risk.

ITEM 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of March 31, 2008, that our disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

As of March 31, 2008, we have paid or incurred an aggregate of approximately $1,120,000 in expenses; which have been or will be paid out of the proceeds realized from our public offering and not held in trust, from the withdrawal of interest earned on the funds held in trust; and from withdrawals from the trust to satisfy our tax obligations. Our expenses include:

•	payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	expenses for due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters; and

•	insurance premiums, administrative fees, franchise taxes and miscellaneous expenses.

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

CHINA HOLDINGS ACQUISITION CORP.
(Registrant)

Date: May 14, 2008	By:	/s/ Paul K. Kelly
Paul K. Kelly
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive and Financial Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.