Form 10-Q
period 2008-06-30
China Holdings Acquisition Corp.
filed 2008-08-14
CIK 1408348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

(203) 226-6288

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of July 31, 2008 was 16,000,000.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Condensed Balance Sheets

		Unaudited
	December 31, 2007	June 30, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$67,753	$522,569
Interest receivable	451,489	216,174
Investments held in Trust	125,336,241	125,484,607
Prepaid expenses	119,722	73,412

Total current assets	125,975,205	126,296,762
Equipment, net	1,498	1,306
Deferred acquisition costs		1,517,926
Deferred income taxes	43,734	133,543

TOTAL ASSETS	$126,020,437	$127,949,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Deferred underwriting fee	$4,288,000	$4,288,000
Income taxes payable	234,301	271,495
Accrued registration costs	16,329	1,492
Accrued acquisition costs		968,803
Accrued expenses	79,081	66,965

Total current liabilities	4,617,711	5,596,755

COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
(4,266,239 - shares at redemption value)	40,363,965	40,363,965

COMMITMENTS
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.0001 per share, 1,000,000 shares authorized, 0 shares issued	—	—
Common stock, par value $.001 per share, 40,000,000 shares authorized, 16,000,000 shares issued and outstanding (including 4,266,239 shares subject to possible redemption)	16,000	16,000
Additional paid-in capital	80,724,068	80,724,068
Retained earnings	298,693	1,248,749

TOTAL STOCKHOLDERS’ EQUITY	81,038,761	81,988,817

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$126,020,437	$127,949,537

See accompanying notes to financial statements.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Unaudited Condensed Statements of Income

	For the three months ended June 30, 2008	For the six months ended June 30, 2008	For the period from June 22, 2007 (inception) to June 30, 2007	For the period from June 22, 2007 (inception) to June 30, 2008
Interest income	$697,040	$1,786,924	$—	$2,388,467
Formation and operating costs	108,221	230,576	3,827	342,859

Income (loss) before provision for income taxes	588,819	1,556,348	(3,827)	2,045,608
Provision for income taxes	229,158	606,292	—	796,859

Net income (loss)	$359,661	$950,056	$(3,827)	$1,248,749

Weighted average number of shares outstanding, basic and diluted	16,000,000	16,000,000		11,279,772

Net earnings per share, basic and diluted	$0.02	$0.06	(1)	$0.11

(1)	Shares issued on July 16, 2007

See accompanying notes to financial statements.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Condensed Statement of Stockholders’ Equity

For the period from June 22, 2007 (inception) to June 30, 2008

			Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Common stock
	Shares	Amount
Balance, June 22, 2007	—	$—	$—	$—	$—
Issuance of Common Stock to initial shareholders at $0.008 per share for 3,450,000 shares, of which 250,000 were cancelled in connection with the underwriters’ partial exercise of the over allotment option	3,200,000	3,200	25,550	—	28,750
Proceeds from issuance of warrants	—	—	2,750,000	—	2,750,000
Sale of 12,800,000 units through public offering net of underwriter’s discount and offering expenses and including $40,363,965 of proceeds allocable to 4,266,239 shares of common stock subject to possible redemption	12,800,000	12,800	118,312,483	—	118,325,283
Proceeds subject to possible redemption	—	—	(40,363,965)	—	(40,363,965)
Net income for the period	—	—	—	298,693	298,693

Subtotal at December 31, 2007	16,000,000	16,000	80,724,068	298,693	81,038,761
Unaudited:
Net income for the period				950,056	950,056

Balance, June 30, 2008	16,000,000	$16,000	$80,724,068	$1,248,749	$81,988,817

See accompanying notes to financial statements.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Unaudited Condensed Statements of Cash Flows

	For the six months ended June 30, 2008	For the period from June 22, 2007 (inception) to June 30, 2007	For the period from June 22, 2007 (inception) to June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$950,056	$(3,827)	$1,248,749
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	192		224
Deferred income taxes	(89,809)		(133,543)
Changes in operating assets and liabilities:
Interest earned on trust fund	(2,017,483)		(2,163,074)
Interest receivable	235,315		(216,174)
Prepaid expenses	46,310		(73,412)
Income taxes payable	37,194		271,495
Accrued expenses	(12,116)	3,827	66,965

Net cash used in operating activities	(850,341)	—	(998,770)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments held in Trust Fund			(125,278,000)
Withdrawals from Trust Fund	1,869,117		1,956,467
Purchases of equipment			(1,530)

Net cash provided by (used in) investing activities	1,869,117	—	(123,323,063)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders			28,750
Proceeds from note payable to initial stockholder			368,169
Repayment of note payable to initial stockholder			(368,169)
Proceeds from public offering			128,000,000
Proceeds from issuance of warrants in private placement			2,750,000
Payment of acquisition costs	(549,123)		(549,123)
Payment of registration costs	(14,837)		(5,385,225)

Net cash (used in) provided by financing activities	(563,960)	—	124,844,402

Net increase in cash and cash equivalents	454,816	0	522,569
Cash and cash equivalents
Beginning of period	67,753	—	—

End of period	$522,569	$0	$522,569

Supplemental disclosure of non-cash financing activities
Accrual of deferred acquisition costs	$968,803	$—	$968,803

Accrual of registration costs	$—	$—	$1,492

Accrual of deferred underwriting fees	$—	$—	$4,288,000

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$424,511	$—	$424,511

See accompanying notes to financial statements.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Notes to Financial Statements

Note 1 – Organization and Nature of Business Operations

China Holdings Acquisition Corp. (the “Company”) is a blank check company incorporated on June 22, 2007, for the purpose of acquiring or acquiring control of one or more operating businesses having their primary operations in Asia through a merger, capital stock exchange, stock purchase, asset acquisition or other similar Business Combination or contractual arrangements (a “Business Combination”). The Company intends to focus on potential acquisition targets in the People’s Republic of China (“China”) (a “Target Business”) for approximately nine months from its initial public offering (the “Offering”), which occurred in November, 2007. All activity from June 22, 2007 (inception) to June 30, 2008 is related to the Company’s formation and capital raising activities (see Note 6 – Subsequent Events).

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7.

The financial statements at June 30, 2008 and for the periods from June 22 to June 30, 2007, June 22, 2007 (inception) to June 30, 2008 and the three and six months ended June 30, 2008 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2008, the results of its operations and cash flows for the three and six month periods ended June 30, 2008 and for the periods from June 22 to June 30, 2007 and June 22, 2007 (inception) through June 30, 2008. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The condensed balance sheet at December 31, 2007 has been derived from the audited financial statements.

The financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission.

The Company, after signing a definitive agreement for a Business Combination, of which no assurance is given, is obligated to submit such transaction for approval by a majority of the holders of common stock of the Company sold as part of the units in the Offering (the “Public Stockholders”). Public Stockholders that vote against such proposed Business Combination and exercise their redemption rights are, under certain conditions described below, entitled to convert their shares into a pro-rata distribution from the trust account (the “Redemption Right”).

As a result of the Redemption Right, $40,363,965 has been classified as common stock subject to possible redemption on the accompanying balance sheet. The Company’s stockholders prior to the Offering (the “Initial Stockholders”), have agreed to vote their 3,200,000 founding shares of common stock in accordance with the manner in which the majority of the shares of common stock held by the Public Stockholders are voted with respect to a Business Combination. In the event that a majority of the outstanding shares of common stock voted by the Public Stockholders vote to approve a Business Combination, and an amendment to the Company’s amended and restated certificate of incorporation allowing the Company’s perpetual existence is approved, and holders owning 33.33% or more of the outstanding common stock do not vote against both the Business Combination and the Extended Period (as defined below) and do not exercise their Redemption Rights, on a cumulative basis, the Business Combination may then be consummated.

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

Deferred Acquisition Costs – The Company capitalizes out-of-pocket costs (e.g., legal, accounting and travel costs) that are directly related to a potential acquisition that the Company intends to consummate. Such costs are expensed if the Company terminates the acquisition process.

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

Net Earnings per Common Share – Net earnings per share is computed based on the weighted average number of shares of common stock outstanding.

Basic net earnings per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the 15,550,000 outstanding warrants are not yet exercisable, they have been excluded from the Company’s computation of diluted earnings per share for the three and six month periods ended June 30, 2008 and for the period from June 22, 2007 (inception) through June 30, 2008. Therefore, basic and diluted earnings per share were the same for the periods presented.

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

The Company has recorded a deferred tax asset for the tax effect of temporary differences of $133,543 as of June 30, 2008. In recognition of the Company’s twenty-year carry-forward period in the event of a Business Combination, and its carry-back opportunities in the event of liquidation, the Company has not recorded a valuation allowance on the accompanying balance sheets. The effective tax rate of 39% for the three and six month periods ended June 30, 2008 differs from the Federal statutory rate of 34% due to the effect of state income taxes of 5%. For the period from June 22, 2007 (inception) to June 30, 2007, the Company recorded a deferred tax asset for the tax effect of temporary differences of $1,300. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived at that time, the Company recorded a full valuation allowance of $1,300 at June 30, 2007. The effective tax rate for 2007 differs from the statutory rate of 34% due to the increase in the valuation allowance.

The components of income tax expense (benefit) are:

	For the three months ended June 30, 2008	For the six months ended June 30, 2008	For the period from June 22, 2007 (inception) to June 30, 2007	For the period from June 22, 2007 (inception) to June 30, 2008
Currently payable:
Federal	$219,313	$562,082	$0	$751,267
State	52,277	134,019	0	179,135
Deferred:
Federal	(34,262)	(72,516)	0	(107,829)
State	(8,170)	(17,293)	0	(25,714)

Total	$229,158	$606,292	$0	$796,859

Note 5 – Commitments

Administrative Fees

The Company has agreed to pay an affiliate of a stockholder $10,000 per month for secretarial and administrative services. The arrangement commenced on November 16, 2007 and terminates upon the earlier of (i) the completion of the Company’s Business Combination, or (ii) the Company’s dissolution. The Company recognized $30,000, $60,000 and $75,000 of expense under this arrangement for the three and six months ended June 30, 2008, and for the period from June 22, 2007 (inception) to June 30, 2008, respectively.

China Holdings Acquisition Corp.

(a corporation in the development stage)

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

Note 6 – Subsequent Events

As disclosed in the Company’s Form 8-K dated July 21, 2008, as filed with the SEC, on July 20, 2008, the Company entered into a definitive undertaking agreement (the “Undertaking Agreement”) with World Sharehold Limited (“World Share”), the majority stockholder of Bright World Precision Machinery Limited (“Bright World”), Wang Wei Yao and Shao Jian Jun (collectively, with World Share, the “Sellers”), pursuant to which the Sellers agreed to accept with respect to all of the shares of Bright World held by Sellers the Company’s voluntary conditional cash offer (the “Offer”) to acquire all of the issued shares in the capital of Bright World. Immediately prior to the first closing of the Offer (the “Closing”), and contingent upon consummation of the Closing, the Company shall merge with and into a newly-formed, wholly-owned subsidiary incorporated under the laws of the British Virgin Islands (“Newco”), with Newco surviving the merger (the “Merger,” and together with the Offer, the “Transactions”). Pursuant to the Merger, Newco will assume all rights and obligations of the Company under the Offer.

At Closing, in exchange for World Share’s 309,697,000 shares of Bright World, which represent 77.42% of the issued shares of Bright World, the Company will issue to World Share, which is controlled by Mr. Wang Wei Yao, the non-executive Chairman of Bright World, a promissory note (the “CHAC Note”) in the amount of approximately either USD$159 million or USD$170 million (depending on the final Offer Price (as defined below)), which shall be automatically convertible into a minimum of 19.9 million initial common shares of the Company (representing approximately 50% of the Company’s enlarged issued share capital) at a per initial share price of USD$8.00. For the remaining 22.58% of Bright World’s shares held by other stockholders, the Company will offer SG$0.70, or approximately US$0.51, per share in cash. If the Company acquires 90% or more of Bright World’s shares, the Company will increase its offer price to SG$0.75, or approximately US$0.55, per share in cash (as applicable, each the “Offer Price”).

World Share will also be eligible to receive (A) up to a maximum award of 3,765,000 additional common shares of the Company, based on Bright World’s realized profit for fiscal year 2008, provided such maximum award will be reduced, share-for-share, by the number of initial shares in excess of 19.9 million, and (B) an additional 1,000,000 common shares of the Company for each 100 basis point increase in Bright World’s fiscal year 2008 net earnings (in Renminbi or RMB) above 20% compared with a base net earnings of RMB 144,863,000, up to a maximum award of 12,000,000 additional common shares of the Company if Bright World’s fiscal year 2008 net earnings exceed a base net earnings of RMB 144,863,000 by 32%. The total number of the Company’s common shares to be awarded to World Share will not exceed a combined maximum total of 35,665,000 common shares (representing approximately 64% of the Company’s enlarged issued share capital). All of the Company’s common shares issued to World Share will be subject to a lock-up period of six (6) months from the date of their issue. In addition, if the U.S. Dollar weakens against the RMB between the date of the Undertaking Agreement and the Closing, the Company shall make a payment to World Share as compensation for the foreign exchange impact on the funds in the Company’s trust account. If the U.S. Dollar strengthens against the RMB between the date of the Undertaking Agreement and the Closing, World Share shall make a payment to the Company as compensation for the foreign exchange impact on the funds in Company’s trust account.

China Holdings Acquisition Corp.

(a corporation in the development stage)

The Company’s agreement to make the Offer is conditioned upon the satisfaction of certain pre-conditions, including, but not limited to, (i) the approval by a majority of the Company’s public stockholders of the Offer Transactions, (ii) the Company’s public stockholders holding 33.33% or more of the outstanding common stock not voting against the Offer Transactions and not exercising their redemption rights in relation to their shares, (iii) the approval by a majority of the issued shares of the Company (the “CHAC Shares”) of an amendment to the Company’s certificate of incorporation to revise the definition of “Business Combination” to specifically include the Transactions, (iv) the approval by a majority of the CHAC Shares of the issuance of common shares to World Share, and (v) Bright World’s independent financial advisor stating that in its opinion the arrangements relating to the issuance of the Company’s common shares to World Share and the potential payment to World Share for the foreign exchange impact on the funds in the Company’s trust account are fair and reasonable, no later than the date falling nine months after the date of the Undertaking Agreement (the “9-month date”); provided, however, that if the SEC has not declared the applicable registration statement, which the Company intends to file, effective by the 9-month date, the period will automatically be extended to one year from the date of the Undertaking Agreement (the “12-month date”).

World Share’s obligations under the Undertaking Agreement, including, but not limited to, its acceptance of the Offer with respect to all of the shares of Bright World held by Sellers, shall lapse if: (i) the Offer lapses or is withdrawn without having become wholly unconditional; (ii) certain pre-conditions, including those described above, are not met within the 9-month date or 12-month date, as applicable; or (iii) there is less than US$120 million in the Company’s trust account on or prior to the date immediately preceding the Closing.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our unaudited financial statements and related notes thereto included elsewhere in this Form 10-Q, and the audited financial statements and related notes thereto in our Annual Report on Form 10-K for the period ended December 31, 2007.

This Quarterly Report on Form 10-Q includes assumptions concerning our operations, future results, prospects and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us, including those contained in our Annual Report on Form 10-K for the period ended December 31, 2007, and the “Risk Factors” section of our prospectus (File No. 333-145085), declared effective by the Securities and Exchange Commission (the “SEC”), on November 15, 2007, and our ability to consummate the transaction with Bright World, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “could”, “would”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “continue”, or the negative of such terms or other similar expressions. Factors that might cause or contribute to such discrepancy include, but are not limited to, those described in our other SEC filings.

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

China Holdings Acquisition Corp.

(a corporation in the development stage)

Results of Operations

We have neither engaged in any operations, nor generated any operating revenues to date. Our entire activity since inception has been: (i) to prepare for our proposed fundraising through our initial public offering, which was consummated in November 2007; and (ii) to commence the search for a suitable target business. We will not generate any operating revenues until after completion of a Business Combination. For the period from June 22, 2007 (inception), to June 30, 2007, the Company incurred $3,827 of formation costs. For the three and six months ended June 30, 2008, we generated $697,040 and $1,786,924, respectively, of non-operating income, primarily in the form of interest income on investments in our trust account. For the three and six months ended June 30, 2008, we incurred $108,222 and $230,577, respectively, of formation and operating costs primarily consisting of franchise taxes, accounting fees, administrative fees, and insurance premiums. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to continue to increase substantially during 2008.

Liquidity and Capital Resources

During November and December, 2007, the Company consummated its initial public offering (the “Offering”), and the underwriters of the Offering exercised their over-allotment option, resulting in net proceeds of approximately $118.3 million to the Company. The proceeds from the Offering, in combination with deferred underwriting fees of approximately $4.3 million and approximately $2.7 million of proceeds from the private placement of warrants on November 15, 2007, were placed in a trust account. As a result of the preceding events, the Company’s trust account had received approximately $125.3 million.

We intend to potentially use substantially all of the net proceeds of the Offering to acquire one or more target businesses, of which no assurance can be given, including identifying and evaluating prospective target businesses, selecting one or more target businesses, and structuring, negotiating and consummating the Business Combination. If a portion of the Business Combination is paid for using stock or debt securities, we may apply the net cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the acquired business or businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial Business Combination, to fund the purchase of other companies, the payment of dividends, to fund the repurchase of the Company’s shares and/or warrants, or for working capital.

As more fully described in note 6 to the Company’s financial statements, the Company has announced a potential Business Combination with Bright World. The Company has incurred, and will continue to incur, substantial costs as it proceeds during the next six to nine months to successfully consummate the Bright World transaction, the success of which no assurance can be given. At June 30, 2008, the Company had cash and cash equivalents, interest receivable, and trust funds reserved for income taxes, aggregating $0.9 million, available to settle current liabilities aggregating $1.3 million for income taxes payable, accrued acquisition costs and accrued expenses, of which approximately $0.4 million is contingent upon the successful closing of the Bright World transaction.

We believe the funds available to us outside of the trust account, together with up to an aggregate of $3.2 million (of which $1.4 million was earned through June 30, 2008) of after-tax interest income on the balance of the trust account to be released to us to fund working capital and general corporate requirements, will be sufficient to allow us to operate through November, 2010, assuming a Business Combination is not completed during that time.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we will rely on interest earned of up to $3.2 million, on the trust account to fund such expenditures and, to the extent that the interest earned is below our expectations, we may have insufficient funds available to operate our business prior to our initial Business Combination. Based upon current market conditions, we expect to receive $3.2 million in interest income within approximately twenty-two months of the consummation of the Offering, although no assurance can be given. Moreover, we may need to raise additional funds through a private offering of debt or equity securities if such funds were required to consummate our initial Business Combination or because we become obligated to convert into cash a significant number of shares of Public Stockholders voting against our initial Business Combination or the Extended Period, in which case we may issue additional securities or incur debt in connection with such Business Combination. Such debt securities may include a working capital revolving debt facility or a longer term debt facility. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of a Business Combination.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. On an ongoing basis, we re-evaluate all of our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions as additional information becomes available in future periods.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the quarter ended June 30, 2008, there have been no material changes in the information about our market risk.

ITEM 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of June 30, 2008, that our disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1 A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds From Registered Offering

Our Offering of 12,000,000 Units was declared effective on November 16, 2007. Each Unit consists of one share of the Company’s common stock and one Public Warrant and was sold to the public at the price of $10.00 per unit. Our Offering was consummated on November 21, 2007, and we raised net proceeds of approximately $110,900,000, of which approximately $110,800,000 were deposited into our trust account. On December 14, 2007, the underwriters for our Offering exercised their over-allotment option to the extent of 800,000 Units, resulting in net proceeds of $7,440,000, which were deposited into our trust account. The net proceeds raised in our Offering, inclusive of the exercise of the over-allotment option, was net of $5,372,000 in underwriting and other expenses and $4,288,000 of deferred underwriting fees.

As of June 30, 2008, we have paid or incurred an aggregate of approximately $2,800,000 (of which approximately $350,000 is contingent upon the completion of the Bright World transaction) in expenses; which have been or will be paid out of the proceeds realized from our public offering and not held in trust, from the withdrawal of interest earned on the funds held in trust; and from withdrawals from the trust to satisfy our tax obligations. Our expenses include:

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

10.1	Undertaking Agreement, dated as of July 20, 2008, among China Holdings Acquisition Corp., World Sharehold Limited, Wang Wei Yao and Shao Jian Jun*

10.2	Letter dated July 11, 2008 from China Holdings Acquisition Corp. to the Board of Directors of Bright World Precision Machinery Limited*

10.3	Letter dated July 15, 2008 from the Board of Directors of Bright World Precision Machinery Limited to China Holdings Acquisition Corp.*

31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Registrant’s Form 8-K, dated July 21, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HOLDINGS ACQUISITION CORP.
(Registrant)

Date: August 14, 2008	By:	/s/ Paul K. Kelly
Paul K. Kelly
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive and Financial Officer)

EXHIBITS

Exhibit No.	Description
10.1	Undertaking Agreement, dated as of July 20, 2008, among China Holdings Acquisition Corp., World Sharehold Limited, Wang Wei Yao and Shao Jian Jun*

10.2	Letter dated July 11, 2008 from China Holdings Acquisition Corp. to the Board of Directors of Bright World Precision Machinery Limited*

10.3	Letter dated July 15, 2008 from the Board of Directors of Bright World Precision Machinery Limited to China Holdings Acquisition Corp.*

31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Incorporated by reference to the Registrant’s Form 8-K, dated July 21, 2008.