Form 10-Q
period 2008-09-30
China Holdings Acquisition Corp.
filed 2008-11-14
CIK 1408348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of October 31, 2008 was 16,000,000.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Condensed Balance Sheets

	December 31, 2007	Unaudited September 30, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$67,753	$90,237
Interest receivable	451,489	222,590
Investments held in Trust	125,336,241	125,479,116
Prepaid expenses	119,722	52,370

Total current assets	125,975,205	125,844,313

Equipment, net	1,498	1,211
Deferred acquisition costs		2,056,052
Deferred income taxes	43,734	170,453

TOTAL ASSETS	$126,020,437	$128,072,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Deferred underwriting fee	$4,288,000	$4,288,000
Income taxes payable	234,301	331,060
Accrued registration costs	16,329	1,492
Accrued acquisition costs		763,428
Accrued expenses	79,081	91,383

Total current liabilities	4,617,711	5,475,363

COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
(4,266,239—shares at redemption value)	40,363,965	40,363,965

COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.0001 per share, 1,000,000 shares authorized, 0 shares issued	—	—
Common stock, par value $.001 per share, 40,000,000 shares authorized, 16,000,000 shares issued and outstanding (including 4,266,239 shares subject to possible redemption)	16,000	16,000
Additional paid-in capital	80,724,068	80,724,068
Retained earnings	298,693	1,492,633

TOTAL STOCKHOLDERS’ EQUITY	81,038,761	82,232,701

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$126,020,437	$128,072,029

See accompanying notes to financial statements.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Unaudited Condensed Statements of Income

	For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	For the period from June 22, 2007 (inception) to September 30, 2007	For the period from June 22, 2007 (inception) to September 30, 2008
Interest income	$670,081	$2,172	$2,457,005	$2,172	$3,058,548

Formation and operating costs	217,162	170	447,738	3,997	560,021

Income (loss) before provision for income taxes	452,919	2,002	2,009,267	(1,825)	2,498,527
Provision for income taxes	209,035	—	815,327	—	1,005,894

Net income (loss)	$243,884	$2,002	$1,193,940	$(1,825)	$1,492,633

Weighted average number of shares outstanding, basic and diluted	16,000,000	3,450,000	16,000,000	3,450,000	12,260,045

Net earnings per share, basic and diluted	$0.02	$0.00	$0.07	$(0.00)	$0.12

See accompanying notes to financial statements.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Condensed Statement of Stockholders’ Equity

For the period from June 22, 2007 (inception) to September 30, 2008

	Common stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, June 22, 2007	—	$—	$—	$—	$—
Issuance of Common Stock to initial shareholders at $0.008 per share for 3,450,000 shares, of which 250,000 were cancelled in connection with the underwriters’ partial exercise of the over allotment option	3,200,000	3,200	25,550	—	28,750
Proceeds from issuance of warrants	—	—	2,750,000	—	2,750,000
Sale of 12,800,000 units through public offering net of underwriter’s discount and offering expenses and including $40,363,965 of proceeds allocable to 4,266,239 shares of common stock subject to possible redemption	12,800,000	12,800	118,312,483	—	118,325,283
Proceeds subject to possible redemption	—	—	(40,363,965)	—	(40,363,965)
Net income for the period	—	—	—	298,693	298,693

Subtotal at December 31, 2007	16,000,000	16,000	80,724,068	298,693	81,038,761

Unaudited:
Net income for the period				1,193,940	1,193,940

Balance, September 30, 2008	16,000,000	$16,000	$80,724,068	$1,492,633	$82,232,701

See accompanying notes to financial statements.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Unaudited Condensed Statements of Cash Flows

	For the nine months ended September 30, 2008	For the period from June 22, 2007 (inception) to September 30, 2007	For the period from June 22, 2007 (inception) to September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,193,940	$(1,825)	$1,492,633
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	287		319
Deferred income taxes	(141,676)		(185,410)
Changes in operating assets and liabilities:
Interest earned on trust fund	(2,678,653)		(2,824,244)
Interest receivable	228,899		(222,590)
Prepaid expenses	67,352		(52,370)
Income taxes payable	111,716		346,017
Accrued expenses	12,302	—	91,383

Net cash used in operating activities	(1,205,833)	(1,825)	(1,354,262)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments held in Trust Fund			(125,278,000)
Withdrawals from Trust Fund	2,535,778		2,623,128
Purchases of equipment			(1,530)

Net cash provided by (used in) investing activities	2,535,778	—	(122,656,402)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders		28,750	28,750
Proceeds from note payable to initial stockholder		294,688	368,169
Repayment of note payable to initial stockholder			(368,169)
Proceeds from public offering			128,000,000
Proceeds from issuance of warrants in private placement		135,958	2,750,000
Payment of acquisition costs	(1,292,624)		(1,292,624)
Payment of registration costs	(14,837)	(206,804)	(5,385,225)

Net cash (used in) provided by financing activities	(1,307,461)	252,592	124,100,901

Net increase in cash and cash equivalents	22,484	250,767	90,237
Cash and cash equivalents
Beginning of period	67,753	—	—

End of period	$90,237	$250,767	$90,237

Supplemental disclosure of non-cash financing activities
Accrual of deferred acquisition costs	$763,428	$—	$763,428

Accrual of registration costs	$—	$—	$1,492

Accrual of deferred underwriting fees	$—	$—	$4,288,000

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$694,986	$—	$929,287

See accompanying notes to financial statements.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Notes to Financial Statements

Note 1 – Organization and Nature of Business Operations

China Holdings Acquisition Corp. (the “Company” or “CHAC”) is a blank check company incorporated on June 22, 2007, for the purpose of acquiring or acquiring control of one or more operating businesses having their primary operations in Asia through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination or contractual arrangements (a “Business Combination”). The Company intends to focus on potential acquisition targets in the People’s Republic of China (“China”) (a “Target Business”) for approximately nine months from its initial public offering (the “Offering”), which occurred in November, 2007. All activity from June 22, 2007 (inception) to September 30, 2008 is related to the Company’s formation and capital raising activities.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7.

The financial statements at September 30, 2008 and for the periods from June 22, 2007 (inception) to September 30, 2007, June 22, 2007 (inception) to September 30, 2008, the three months ended September 30, 2007, and the three and nine months ended September 30, 2008 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2008, the results of its operations and cash flows for the three and nine month periods ended September 30, 2008, the three months ended September 30, 2007, and for the periods from June 22, 2007 (inception) through September 30, 2007, and June 22, 2007 (inception) through September 30, 2008. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The condensed balance sheet at December 31, 2007 has been derived from the audited financial statements.

The financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission.

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

As a result of the Redemption Right, $40,363,965 has been classified as common stock subject to possible redemption on the accompanying balance sheet. The Company’s stockholders prior to the Offering (the “Initial Stockholders”), have agreed to vote their 3,200,000 founding shares of common stock in accordance with the manner in which the majority of the shares of common stock held by the Public Stockholders are voted with respect to a Business Combination. In the event that a majority of the outstanding shares of common stock voted by the Public Stockholders vote to approve a Business Combination, and an amendment to the Company’s amended and restated certificate of incorporation allowing the Company’s perpetual existence is approved, and holders owning 33.33% or more of the outstanding common stock do not both vote against the Business Combination and exercise their Redemption Rights, on a cumulative basis, the Business Combination may then be consummated.

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

China Holdings Acquisition Corp.

(a corporation in the development stage)

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

Deferred Acquisition Costs—The Company capitalizes out-of-pocket costs (e.g., legal, accounting and travel costs) that are directly related to a potential acquisition that the Company intends to consummate, which includes costs that are contingent upon the successful closing of such transaction. Such costs are expensed if the Company terminates the acquisition process.

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

Basic net earnings per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the 15,550,000 outstanding warrants are not yet exercisable, they have been excluded from the Company’s computation of diluted earnings per share for the three and nine month periods ended September 30, 2008, for the three month period ended September 30, 2007, for the period from June 22, 2007 (inception) through September 30, 2007 and for the period from June 22, 2007 (inception) through September 30, 2008. Therefore, basic and diluted earnings per share were the same for the periods presented.

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

China Holdings Acquisition Corp.

(a corporation in the development stage)

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

Recently Issued Accounting Pronouncements—Statement of Financial Accounting Standards No. 141(R) Business Combinations (“SFAS 141R”), is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Pursuant to SFAS 141R, transaction costs incurred in connection with a business combination are expensed and not capitalized. The Company’s policy has been to capitalize such costs under the current Statement of Financial Accounting Standards No. 141. The company does not expect the acquisition of Bright World (see note 6) to be completed by December 31, 2008. Therefore, the current deferred acquisition costs will be expensed in the company’s 2009 financial statements.

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

The Company has recorded a deferred tax asset for the tax effect of temporary differences of $170,453 as of September 30, 2008. In recognition of the Company’s twenty-year carry-forward period in the event of a Business Combination, and its carry-back opportunities in the event of liquidation, the Company has not recorded a valuation allowance on the accompanying balance sheets. The effective tax rate of 48% for the three and 41% for the nine month periods ended September 30, 2008, differs from the Federal statutory rate of 34% due to the effect of state taxes. For the period from June 22, 2007 (inception) to September 30, 2007, the Company recorded a deferred tax asset for the tax effect of temporary differences of $1,300. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived at that time, the Company recorded a full valuation allowance of $1,300 at September 30, 2007. The effective tax rate for 2007 differs from the statutory rate of 34% due to the increase in the valuation allowance.

The components of income tax expense (benefit) are:

	For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	For the period from June 22, 2007 (inception) to September 30, 2007	For the period from June 22, 2007 (inception) to September 30, 2008
Current:
Federal	$167,646	$0	$729,728	$0	$918,913
State	93,256	0	227,275	0	272,391
Deferred:
Federal	(41,880)	0	(114,396)	0	(149,709)
State	(9,987)	0	(27,280)	0	(35,701)

Total	$209,035	$0	$815,327	$0	$1,005,894

Note 5 – Commitments

Administrative Fees

The Company has agreed to pay an affiliate of a stockholder $10,000 per month for secretarial and administrative services. The arrangement commenced on November 16, 2007 and terminates upon the earlier of (i) the completion of the Company’s Business Combination, or (ii) the Company’s dissolution. The Company recognized $30,000, $90,000 and $105,000 of expense under this arrangement for the three and nine months ended September 30, 2008, and for the period from June 22, 2007 (inception) to September 30, 2008, respectively.

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

Note 6 – Acquisition of Bright World

As disclosed in the Company’s Form 8-K dated July 21, 2008, as filed with the SEC, on July 20, 2008, the Company entered into a definitive undertaking agreement (the “Undertaking Agreement”) with World Sharehold Limited (“World Share”), the majority stockholder of Bright World Precision Machinery Limited (“Bright World”), Wang Wei Yao and Shao Jian Jun (collectively, with World Share, the “Sellers”), pursuant to which the Sellers agreed to accept with respect to all of the shares of Bright World held by Sellers the Company’s voluntary conditional cash offer (the “Offer”) to acquire all of the issued shares in the capital of Bright World. The Undertaking Agreement was amended on October 24, 2008, and such amendment is disclosed in the Company’s Form 8-K dated October 24, 2008, as filed with the SEC. Immediately prior to the first closing of the Offer (the “Closing”), and contingent upon consummation of the Closing, the Company shall merge with and into a newly-formed, wholly-owned subsidiary incorporated under the laws of the British Virgin Islands (“Newco”), with Newco surviving the merger (the “Merger,” and together with the Offer, the “Transactions”). Pursuant to the Merger, Newco will assume all rights and obligations of the Company under the Offer.

At Closing, in exchange for World Share’s 309,697,000 shares of Bright World, which represent 77.42% of the issued shares of Bright World, the Company will issue to World Share, which is controlled by Mr. Wang Wei Yao, the non-executive Chairman of Bright World, a promissory note (the “CHAC Note”) in the amount of approximately either USD$159 million or USD$170 million (depending on the final Offer Price (as defined below)), which shall be automatically convertible into a minimum of 19.9 million initial common shares of the Company (representing approximately 54% of the Company’s enlarged issued share capital) at a per initial share price of USD$8.00. For the remaining 22.58% of Bright World’s shares held by other stockholders, the Company will offer SG$0.70, or approximately US$0.47, per share in cash. If the Company acquires 90% or more of Bright World’s shares, the Company will increase its offer price to SG$0.75, or approximately US$0.50, per share in cash (as applicable, each the “Offer Price”).

In addition to the initial shares of CHAC that World Share will receive immediately after the Closing, World Share will be eligible to receive up to a maximum of 15,765,000 additional CHAC shares upon satisfaction of the following criteria (provided such maximum award will be reduced, share-for-share, by the number of initial shares in excess of 19.9 million):

•

3,500,000 shares if the closing price of CHAC’s shares exceeds $12.50 per share for any 20 days within any 30-day trading period beginning 90 days after the day on which the Closing occurs (the “Closing Date”).

•	3,500,000 shares if the closing price of CHAC’s shares exceeds $13.00 per share for any 20 days within any 30-day trading period beginning 90 days after the Closing Date.

China Holdings Acquisition Corp.

(a corporation in the development stage)

•	Up to 8,765,000 shares if the closing price of CHAC’s shares exceeds $13.50 per share for any 20 days within any 30-day trading period beginning 90 days after the Closing Date.

The total number of CHAC shares that will be awarded to World Share will not exceed a combined maximum total of 35,665,000 CHAC shares (representing approximately 60% of CHAC’s enlarged issued share capital). All of the Company’s common shares issued to World Share will be subject to a lock-up period of six (6) months from the date of their issue. In addition, if the U.S. Dollar weakens against the RMB between July 20, 2008 (the date of the Undertaking Agreement) and the Closing, the Company shall make a payment to World Share as compensation for the foreign exchange impact on the funds in the Company’s trust account. If the U.S. Dollar strengthens against the RMB between July 20, 2008 (the date of the Undertaking Agreement) and the Closing, World Share shall make a payment to the Company as compensation for the foreign exchange impact on the funds in Company’s trust account.

The Company’s agreement to make the Offer is conditioned upon the satisfaction of certain pre-conditions, including, but not limited to, (i) the approval by a majority of the Company’s public stockholders of the Transactions, (ii) the Company’s public stockholders holding 33.33% or more of the outstanding common stock do not both vote against the Transactions and exercising their redemption rights in relation to their shares, (iii) the approval by a majority of the issued shares of the Company (the “CHAC Shares”) of an amendment to the Company’s certificate of incorporation to revise the definition of “Business Combination” to specifically include the Transactions, (iv) the approval by a majority of the CHAC Shares of the issuance of common shares to World Share, and (v) Bright World’s independent financial advisor stating that in its opinion the arrangements relating to the issuance of the Company’s common shares to World Share and the potential payment to World Share for the foreign exchange impact on the funds in the Company’s trust account are fair and reasonable, no later than the date falling nine months after July 20, 2008 (the date of the Undertaking Agreement) (the “9-month date”); provided, however, that if the SEC has not declared the applicable registration statement, which the Company intends to file, effective by the 9-month date, the period will automatically be extended to one year from July 20, 2008 (the date of the Undertaking Agreement) (the “12-month date”).

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

Furthermore, pursuant to the amendment to the Deed of Undertaking, the Sellers agreed to take all reasonable and lawfully permissible steps to encourage and/or to cause Newco to lawfully declare and pay a cash dividend of USD$0.50 per issued share of Newco (the “Newco Cash Dividend”) to the holders thereof, immediately after the consummation of the Transactions; and to waive their right to receive the Newco Cash Dividend in respect of any shares of Newco held by the Sellers.

On October 24, 2008, CHAC also entered into an agreement (the “Founders’ Agreement”) with the original shareholders of CHAC (the “Founders”), pursuant to which each Founder agreed that, subject to the consummation of the Merger, the shares of common stock beneficially owned by such Founders will be converted into warrants (the “New Founder Warrants”) to purchase an equal number of shares of Newco. Each New Founder Warrant will be immediately exercisable when the closing sale price of Newco’s shares exceeds $13.50 per share for any 20 days within any 30-day trading period beginning 90 days after the Closing Date. The shares of Newco to be issued upon exercise of the warrants will be subject to terms and conditions of a warrant agreement, a warrant certificate and an amended and restated registration rights agreement.

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

Results of Operations

We have neither engaged in any operations, nor generated any operating revenues to date. Our entire activity since inception has been: (i) to prepare for our proposed fundraising through our initial public offering, which was consummated in November 2007; and (ii) to commence the search for a suitable target business. We will not generate any operating revenues until after completion of a Business Combination. For the three months ended September 30, 2007, the Company generated $2,172 of interest income. For the period from June 22, 2007 (inception), to September 30, 2007, the Company incurred $3,997 of formation costs, of which $170 were incurred during the three months ended September 30, 2007. For the three and nine months ended September 30, 2008, we generated $670,081 and $2,457,005, respectively, of non-operating income, primarily in the form of interest income on investments in our trust account. For the three and nine months ended September 30, 2008, we incurred $217,162 and $447,738, respectively, of formation and operating costs primarily consisting of franchise and capital taxes, accounting fees, administrative fees, and insurance premiums. Deferred acquisition costs aggregated $2,056,052 at September 30, 2008. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence costs.

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

As more fully described in note 6 to the Company’s financial statements, the Company has announced a potential Business Combination with Bright World. The Company has incurred, and will continue to incur, substantial costs as it proceeds during the next six to nine months to successfully consummate the Bright World transaction, the success of which no assurance can be given. At September 30, 2008, the Company had cash and cash equivalents, interest receivable, and trust funds reserved for income taxes, aggregating $0.5 million, available to settle current liabilities aggregating $1.2 million for income taxes payable, accrued acquisition costs and accrued expenses, of which approximately $0.5 million is contingent upon the successful closing of the Bright World transaction.

We believe the funds available to us outside of the trust account, together with up to an aggregate of $3.2 million (of which $1.8 million was earned through September 30, 2008) of after-tax interest income on the balance of the trust account to be released to us to fund working capital and general corporate requirements, should be sufficient to allow us to operate through November, 2010, assuming a Business Combination is not completed during that time. In the event that a Business Combination is consummated, we may fund a portion of some expenses from the net proceeds of the trust account.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we will rely on interest earned of up to $3.2 million, on the trust account to fund such expenditures and, to the extent that the interest earned is below our expectations, we may have insufficient funds available to operate our business prior to our initial Business Combination. Based upon current market conditions, we expect to receive $3.2 million in interest income within approximately twenty-three months of the consummation of the Offering, although no assurance can be given. Moreover, we may need to raise additional funds through a private offering of debt or equity securities if such funds were required to consummate our initial Business Combination or because we become obligated to convert into cash a significant number of shares of Public Stockholders voting against our initial Business Combination or the Extended Period, in which case we may issue additional securities or incur debt in connection with such Business Combination. Such debt securities may include a working capital revolving debt facility or a longer term debt facility. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of a Business Combination.

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

During the quarter ended September 30, 2008, there have been no material changes in the information about our market risk.

ITEM 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of September 30, 2008, that our disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

As of September 30, 2008, we have paid or incurred an aggregate of approximately $3,807,000 (of which approximately $539,000 is contingent upon the completion of the Bright World transaction) in expenses; which have been or will be paid out of the proceeds realized from our public offering and not held in trust, from the withdrawal of interest earned on the funds held in trust; and from withdrawals from the trust to satisfy our tax obligations. Our expenses include:

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

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

10.1	Undertaking Agreement, dated as of July 20, 2008, among China Holdings Acquisition Corp., World Sharehold Limited, Wang Wei Yao and Shao Jian Jun*

10.2	Letter dated July 11, 2008 from China Holdings Acquisition Corp. to the Board of Directors of Bright World Precision Machinery Limited *

10.3	Letter dated July 15, 2008 from the Board of Directors of Bright World Precision Machinery Limited to China Holdings Acquisition Corp.*

10.4	Amendment to the Deed of Undertaking, dated as of October 24, 2008, among China Holdings Acquisition Corp., World Sharehold Limited, Wang Wei Yao and Shao Jian Jun.**

10.5	Founders’ Agreement, dated as of October 24, 2008, among China Holdings Acquisition Corp. and the persons whose names are set forth on Exhibit A attached thereto.**

31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Form 8-K, dated July 21, 2008.

**	Incorporated by reference to the Registrant’s Form 8-K, dated October 24, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HOLDINGS ACQUISITION CORP.
(Registrant)

Date: November 14, 2008	By:	/s/ Paul K. Kelly
Paul K. Kelly
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive and Financial Officer)

EXHIBITS

10.1	Undertaking Agreement, dated as of July 20, 2008, among China Holdings Acquisition Corp., World Sharehold Limited, Wang Wei Yao and Shao Jian Jun*

10.2	Letter dated July 11, 2008 from China Holdings Acquisition Corp. to the Board of Directors of Bright World Precision Machinery Limited *

10.3	Letter dated July 15, 2008 from the Board of Directors of Bright World Precision Machinery Limited to China Holdings Acquisition Corp.*

10.4	Amendment to the Deed of Undertaking, dated as of October 24, 2008, among China Holdings Acquisition Corp., World Sharehold Limited, Wang Wei Yao and Shao Jian Jun.**

10.5	Founders’ Agreement, dated as of October 24, 2008, among China Holdings Acquisition Corp. and the persons whose names are set forth on Exhibit A attached thereto.**

31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Form 8-K, dated July 21, 2008.
**	Incorporated by reference to the Registrant’s Form 8-K, dated October 24, 2008.