Form 10-K
period 2008-12-31
China Holdings Acquisition Corp.
filed 2009-04-15
CIK 1408348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33804

CHINA HOLDINGS ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	61-1533071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 N. West Street, Suite 1200 Wilmington, DE	19801
(Address of principal executive offices)	(zip code)

(302) 295-4832

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of common stock, $0.001 par value, and one warrant to purchase one share of common stock	NYSE Amex Equities

Common stock, $0.001 par value	NYSE Amex Equities

Warrants to purchase common stock	NYSE Amex Equities

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The aggregate market value of the registrant’s outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sale price for the registrant’s common stock on June 30, 2008 ($9.08 per share), as reported on the NYSE Amex Equity (f/k/a The American Stock Exchange), was approximately $50,646,000.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of March 1, 2009 was 16,000,000.

DOCUMENT INCORPORATED BY REFERENCE

Certain exhibits to this Annual Report on Form 10-K are incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-145085), Form 8-K, dated November 21, 2007, Form 8-K, dated July 21, 2008, and Form 8-K, dated October 24, 2008.

i

PART I

Item 1.	Business

General

References to “we,” “us,” “our” or the “Company” are to China Holdings Acquisition Corp.

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

We believe that opportunities for market expansion have emerged for businesses with operations in China due to certain changes in China’s political, economic and social policies as well as certain fundamental changes affecting China and its neighboring countries. We believe that China is an attractive market both for making acquisitions and operating a target business for several reasons, including, among other things, increased government focus within China on privatizing assets, improving foreign trade and emerging private enterprises. China’s gross domestic product growth is among the highest of the world’s major industrial countries, with strong growth across many sectors of the economy. Notwithstanding these trends, there are various risks of business acquisitions in China including, among others, the risk that we may be unable to enforce our rights in China, that the government may revert back to former policies less conducive to free trade and that relations between China and countries in other regions of the world, including the United States, may deteriorate leading to reduced trade.

As previously disclosed, we entered into a definitive Undertaking Agreement on July 20, 2008, which was subsequently amended on October 24, 2008 (the “Undertaking Agreement”), with World Sharehold Limited (the “Selling Shareholder”), the majority shareholder of Bright World Precision Machinery Limited (“Bright World”), Wang Wei Yao and Shao Jian Jun (collectively, with World Sharehold, the “Sellers”), pursuant to which we agreed to make a voluntary conditional cash offer, and the Sellers agreed to accept the voluntary conditional cash offer in respect of all of the Bright World shares held by them, upon satisfaction of certain pre-conditions. One pre-condition was that, after July 20, 2008, no change occurred in the financial condition, operations, results of operations or prospects of Bright World, World Precise Machinery (China) Co., Ltd (“WPM”), Bright World Heavy Machinery Tools (China) Co., Ltd (“BWHM”), Shanghai Shangduan Stamping Machines Co., Ltd (“SSS”) or any of their subsidiaries (Bright World, WPM, BWHM, SSS and their subsidiaries herein collectively referred to as the “Group”) that caused, among other things, the Group’s profit after tax for the full year period ending December 31, 2008 to decrease 10% or more as compared to the Group’s profit after tax for the corresponding full year period ended December 31, 2007 (the “MAC Pre-Condition”).

On March 31, 2009, the board of directors of Bright World announced that, subsequent to the February 20, 2009 release of Bright World’s announcement of its unaudited results for the year ended December 31, 2008 (“FY2008 Financial Statements”) and response to queries on February 28, 2009, from the Singapore Exchange Securities Trading Limited with respect to the FY2008 Financial Statements, Bright World’s auditors made certain adjustments to the FY2008 Financial Statements to increase the allowance for doubtful debts (the “Adjustment to the Results Announcement”). The Adjustment to the Results Announcement states that the Group’s profit after tax for the full year ended December 31, 2008 decreased by 11.3% to approximately RMB 127.9 million as compared to approximately RMB 144.3 million for the corresponding full year period ended December 31, 2007.

On April 1, 2009, we delivered a letter to the Singapore Securities Industry Council (the “SIC”) in which we (x) stated that, in light of the Adjustment to the Results Announcement, the MAC Pre-Condition had not been satisfied, (y) stated that we were entitled to withdraw our pre-conditional voluntary cash offer (the “Pre-Conditional Offer”), in accordance with the terms of the Undertaking Agreement, and (z) sought confirmation from the SIC that it had no objections to us withdrawing the Pre-Conditional Offer.

On April 2, 2009, the SIC confirmed that it had no objections to our withdrawing the Pre-Conditional Offer, and our board of directors approved the withdrawal of the Pre-Conditional Offer. Accordingly, our proposed acquisition of Bright World has been effectively terminated, and we plan to seek alternative business combinations, the success of which no assurance can be given.

We are obligated to submit any business combination for approval by a majority of the then holders of our common stock, sold as part of the units (the “Units”) in our public offering (the “Public Stockholders”). Public Stockholders that vote against such proposed business combination and exercise their redemption rights are, under certain conditions, described below, entitled to convert their shares of common stock into a pro-rata distribution from our trust account (the “Redemption Right”). Our stockholders prior to our public offering (the “Existing Stockholders”), have agreed to vote their 3,200,000 founding shares of common stock in accordance with the manner in which the majority of the shares of our common stock held by the Public Stockholders are voted with respect to a business combination. In the event that a majority of the outstanding shares of common stock voted by our Public Stockholders approve a business combination, and an amendment to our amended and restated certificate of incorporation allowing our perpetual existence is approved, and holders owning 33.33% or more of our outstanding common stock do not both vote against the business combination and exercise their Redemption Rights, on a cumulative basis, the business combination may then be consummated.

If we do not execute a letter of intent, agreement in principle or definitive agreement for a business combination prior to May 21, 2009 (18 months from November 21, 2007, the date of the closing of our public offering), our Board of Directors will convene, adopt and recommend to our stockholders a plan of dissolution and distribution and file a proxy statement with the SEC, seeking stockholder approval for such plan. If, however, a letter of intent, agreement in principle or definitive agreement for a business combination has been executed prior May 21, 2009, we will seek the consummation of that business combination by November 21, 2009. However, if we have entered into a letter of intent, agreement in principle or definitive agreement prior to May 21, 2009, and management anticipates that we may not be able to consummate a business combination by November 21, 2009 (24 months from the date of the closing of our public offering), we may seek to extend the time period within which we may complete the business combination to 36 months, by calling a special (or annual) meeting of our stockholders for the purpose of soliciting their approval for such extension (the “Extended Period”). If we receive Public Stockholder approval for the Extended Period and holders of 33.33% or more of the shares held by our Public Stockholders do not vote against the Extended Period and elect to redeem their common stock in connection with the vote for the Extended Period, we will then have an additional 12 months in which to complete the initial business combination. If the Extended Period is approved, we will still be required to seek Public Stockholder approval before completing a business combination. In the event there is no business combination within the 24 month deadline (if the Extended Period is not approved) described above (the “Target Business Combination Period”), we will dissolve and distribute to our Public Stockholders, in proportion to their respective equity interests, the amount held in our trust account, and any remaining net assets, after the distribution of the trust account. Our corporate existence will automatically cease at the end of the 36 month period if we have not received stockholder approval for an initial business combination.

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

Effecting a Business Combination

General

The Company plans on seeking potential target businesses with respect to a possible transaction; however no assurance can be given that we will be able to consummate any acquisition. We intend to utilize the cash proceeds received from our public offering, our capital stock, debt, or a combination of these as the consideration to be paid in a business combination.

Prior to consummation of a business combination, we will seek to have all third party service providers, prospective target businesses or other entities that we may engage, which we refer to as potential contracted parties or a potential contracted party, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our Public Stockholders. There is no assurance that we will be able to get waivers from these potential contracted parties and there is no assurance that such waivers will be enforceable by operation of law or that creditors would be prevented from bringing claims against the trust account. In the event that a potential contracted party were to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation where management does not believe it would be able to find a provider of required services willing to provide the waiver. To the extent that we engage a third-party that has not executed a waiver, there is no assurance that the funds held in the trust account will be protected from creditor claims, despite the limited personal liability of our trustees, to ensure that the trust account is not reduced by claims of creditors. Additionally, even if we do enter into such waivers with third parties, there is no assurance that they would be prevented from bringing claims against the trust account.

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

Issuance of additional debt or equity

Although we may not do so, we intend to focus on potential target businesses with valuations between $100 million and $1.0 billion. Our available working capital may not support the acquisition of such a target business. To consummate such an acquisition we may need to raise additional equity and/or incur additional debt financing, the availability of which no assurance can be given. As the valuation of the proposed target business moves from the lower end to the higher end of that range, a greater amount of such additional equity or debt would be required. The mix of debt or equity would be dependent on the nature of the potential target business, including its historical and projected cash flow, its projected capital needs and the number of our stockholders who exercise their Redemption Rights. It would also depend on general market conditions at the time including prevailing interest rates and debt to equity coverage ratios. For example, capital intensive businesses usually require more equity and mature businesses with steady historical cash flow may sustain higher debt levels than growth companies.

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

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our business and devote only as much time as they deem necessary to our business. We have not hired and do not intend to hire any employees. We have retained one consultant since January 1, 2008 in order to assist us in the search, due diligence for and consummation of a business combination. We may retain additional consultants for such purposes in the future.

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

We are a recently formed, development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed development stage company with no operating results to date. We currently have no definitive plans, arrangements or understandings with any prospective target businesses concerning a business combination and we may be unable to complete a business combination. We will not generate any revenues from operations until after completing a business combination, if at all.

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

If we are unable to complete a business combination and must dissolve and liquidate our assets, the per-share liquidating distribution will be less than $10.00 because of the expenses of our public offering, our general and administrative expenses and the planned costs of seeking a business combination. We expect, although no assurance can be given, that these costs and expenses to include approximately $600,000 for expenses for the due diligence and investigation of a target business or businesses; approximately $1,500,000 for legal, accounting and other expenses associated with structuring, negotiating and documenting an initial business combination; an aggregate of up to $360,000 for office space, administrative services and secretarial support payable to Stuart Management Co., an affiliate of Paul K. Kelly, representing $10,000 per month for 36 months; $75,000 as a reserve for liquidation expenses; $300,000 for legal and accounting fees relating to our ongoing SEC reporting obligations; and approximately $465,000 for working capital and general corporate requirements that will be used for miscellaneous expenses (including state franchise taxes and directors and officers liability insurance) and reserves. If we were unable to conclude an initial business combination and we expended all of the net proceeds of our public offering, other than the proceeds deposited in the trust account, without taking into account interest, if any, earned on the trust account, net of income taxes payable on such interest and net of interest income on the trust account balance previously released to us to fund working capital and general corporate requirements, the initial per-share liquidation price would be approximately $9.80, or $0.20 less than the per-share offering price of $10.00 (assuming that the entire offering amount was allocated to the shares included in the Units). Furthermore, our outstanding Public Warrants are not entitled to participate in a liquidating distribution and the Public Warrants will therefore expire worthless if we dissolve and liquidate before completing an initial business combination.

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

We may require Public Stockholders who wish to redeem their shares to tender their certificates to our transfer agent prior to the stockholder meeting or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. If it takes longer than we anticipate to obtain a physical certificate, stockholders who wish to redeem may be unable to obtain physical certificates by the deadline for exercising their Redemption Rights and thus will be unable to convert their shares.

Since we have not yet completed a business combination, you will be unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

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

As of December 31, 2008, there were 8,450,000 authorized but unissued shares of common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding Public Warrants and Private Warrants) and all of the 1 million shares of preferred stock available for issuance. We currently have no other commitments as of December 31, 2008 to issue any additional securities. We may issue a substantial number of additional shares of common stock or preferred stock, or a combination of both, including through redeemable debt securities, to complete a business combination, particularly as we intend to focus primarily on acquisitions of mid-cap companies with valuations between approximately $100 million and $1 billion. Our issuance of additional shares of common stock or any preferred stock:

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

Our Existing Stockholders beneficially own, as of March 1, 2009, in the aggregate, 20% of our issued and outstanding common stock. Our Existing Stockholders have agreed that they will vote any shares of common stock they acquire after our public offering in favor of a vote to approve the Extended Period, a business combination or a plan of distribution that is presented to our Public Stockholders. Accordingly, shares of common stock acquired by our Existing Stockholders will not have the same voting or Redemption Rights as our Public Stockholders with respect to the Extended Period or a potential business combination, and our Existing Stockholders will not be eligible to exercise Redemption Rights for those shares if a business combination is approved by a majority of the votes cast by our Public Stockholders.

Because our founders and special advisors hold Private Warrants to purchase 2,750,000 shares of our common stock, after a business combination, the exercise of those Private Warrants may increase their ownership in us. This increase could allow our founders and special advisors to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions after consummation of our initial business combination. In addition, neither our founders nor their affiliates are prohibited from purchasing shares of our common stock in the aftermarket. If they do so, our founders will have a greater influence on the vote taken in connection with a business combination. In the event the Bright World acquisition is consummated, however, our founders have agreed to convert their share ownership into New Founder Warrants, as described herein.

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

We may be deemed to be an investment company, as defined under Sections 3(a)(1)(A) and (C) of the Investment Company Act of 1940, if, prior to the consummation of a business combination, we are viewed as engaging in the business of investing in securities or we own investment securities having a value exceeding 40% of our total assets. If we are deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it difficult for us to complete a business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on our issuance of securities.

•	In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

The NYSE Amex Equities (f/k/a the American Stock Exchange) (“NYSE Amex”) may delist our securities which could limit our stockholders’ ability to effectuate transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed for trading on the NYSE Amex Equities (f/k/a the American Stock Exchange) (“NYSE Amex”). No assurance can be given that our securities will continue to be listed on the NYSE Amex as we might not meet certain continued listing standards such as income from continuing operations. Additionally, in connection with our business combination, it is likely that the NYSE Amex may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE Amex delists our securities from trading, we could face significant consequences including:

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

While the economy of the PRC has experienced rapid growth, this growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the supply of money and rising inflation. In order to control inflation in the past, the PRC has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. If similar restrictions are imposed, it may lead to a slowing of economic growth and decrease the interest in the services or products we may ultimately offer leading to a decline in our profitability. In addition, no assurance can be given as to the effect the current global recession will have on the PRC economy and its ability to sustain growth, if at all.

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

We currently maintain our executive offices at 1000 N. West Street, Suite 1200, Wilmington, Delaware 19801. Our monthly lease expense is less than $500 per month with a minimum term of six months. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings

To the knowledge of management, there is no litigation currently pending, threatened or contemplated against us.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December  31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Units, common stock and warrants are listed on the NYSE Amex Equities (f/k/a the American Stock Exchange) under the symbols “HOL.U,” “HOL” and “HOL.WS,” respectively. The following table sets forth the range of high and low sales prices for the Units, common stock and warrants for the periods indicated since the Units commenced public trading on November 16, 2007, and since the common stock and warrants commenced public trading separately on December 17, 2007:

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2007:
Fourth Quarter	$10.06	9.75	9.00	8.85	0.90	0.85

2008:
First Quarter	$7.85	9.17	9.10	8.85	.95	.45
Second Quarter	$10.00	9.84	9.20	8.90	1.00	.43
Third Quarter	$11.65	8.00	9.35	8.70	.78	.25
Fourth Quarter	$9.14	6.00	9.00	8.20	.2899	.01

Holders of Common Equity

As of March 17, 2009, we had nine stockholders of record of our outstanding common stock, one holder of record of our outstanding Units, and nine holders of record of our outstanding warrants, which exclude holders of our securities held in “street name.”

Dividend Policy

Except for the stock dividend of 0.2 shares of common stock for each outstanding share of common stock effected on November 15, 2007, we have not paid any dividends on our common stock to date and we do not intend to pay cash dividends prior to the consummation of a business combination. After we complete a business combination, the payment of dividends will depend on our revenues and earnings, if any, capital requirements and general financial conditions. The payment of dividends after a business combination will be within the discretion of our then Board of Directors. Our Board of Directors currently intends to retain any earnings for use in our business operations and, accordingly, we do not anticipate the Board declaring any dividends in the foreseeable future.

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

For the period from June 22, 2007 (inception) to December 31, 2008, we have paid or incurred an aggregate of approximately $3.6 million in expenses which have been or will be paid out of the proceeds realized from our public offering and not held in trust, from the withdrawal of interest earned on the funds held in trust, and from withdrawals from the trust to satisfy our tax obligations. Our expenses include:

•	payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	expenses for due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters; and

•	miscellaneous expenses.

As a result of the events noted above, through December 31 2008, the Company’s trust account has received $125,278,000 (approximately $9.79 per unit), which includes $4,288,000 that will be paid to the underwriters upon the consummation of a business combination pro-rata with respect to those shares which stockholders do not exercise their Redemption Rights.

The funds in the trust account are invested in permitted United States government securities. Up to an aggregate of $3,200,000 of after-tax interest income on the balance of the trust account may be released to the Company to fund working capital, due diligence and general corporate requirements.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this Form 10-K.

                This Annual Report on Form 10-K includes assumptions concerning our operations, future results, prospects and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us, including those contained in this Form 10-K and the “Risk Factors” section of our prospectus (File No. 333-145085), declared effective by the SEC on November 15, 2007, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “could”, “would”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “continue”, or the negative of such terms or other similar expressions. Factors that might cause or contribute to such discrepancy include, but are not limited to, those described in our other SEC filings.

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

Results of Operations

We have neither engaged in any operations, nor generated any operating revenues to date. Our entire activity since inception has been: (i) to prepare for our proposed fundraising through our initial public offering, which was consummated in November 2007; and (ii) to consummate a business combination (the “Business Combination”), including the search for a suitable target business and activities relating to the Bright World acquisition. We will not generate any operating revenues until after completion of a Business Combination. For the period from June 22, 2007 (inception) to December 31, 2007, the Company generated $601,543 of non-operating income, primarily in the form of interest income on investments in our trust account during the months of November and December. For the year ended December 31, 2008, the Company generated $2,917,577 of non-operating income, primarily in the form of interest income on investments in our trust account. The increase in interest income during 2008 was due to the trust being invested for an entire year although it was partially mitigated by a significant drop in interest rates earned on securities in the trust account. For the period from June 22, 2007 (inception) to December 31, 2007, the Company incurred $112,283 of formation and operating costs consisting primarily of franchise taxes, accounting fees, administrative fees, and insurance premiums. For the year ended December 31, 2008, the Company incurred $836,402 of formation and operating costs primarily consisting of franchise and capital taxes, accounting fees, administrative fees, and insurance premiums. The increase in formation and operating costs during 2008 was primarily due to the Company operating for an entire year and the incurrence of state capital taxes. As a result of the termination of the Bright World acquisition, deferred acquisition costs of $1,586,486 were written off at December 31, 2008. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as, for due diligence and other related costs.

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

At December 31, 2008, the Company had cash and cash equivalents, interest receivable, and trust funds reserved for income taxes, aggregating $0.4 million, available to settle current liabilities aggregating $0.4 million for income taxes payable, accrued acquisition costs and accrued expenses. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business, exclusive of future due diligence costs and professional fees associated with a Business Combination. We will rely on interest earned of up to $3.2 million (of which the portion of the trust earnings available to us was $2.1 million through December 31, 2008), on the trust account to fund such expenditures and, to the extent that the interest earned is below our expectations, we may have insufficient funds available to operate our business prior to our initial Business Combination. Consequently, it is highly likely that the Company will be required to raise additional funds through private borrowings from its founders or third parties to perform due diligence and fund professional fees in connection with any future acquisition. In the event that a Business Combination is consummated, we may fund a portion of some expenses from the net proceeds of the trust account. Moreover, we may need to raise additional funds through a private offering of debt or equity securities if such funds were required to consummate our initial Business Combination or because we become obligated to convert into cash a significant number of shares of Public Stockholders voting against our initial Business Combination or the Extended Period, in which case we may issue additional securities or incur debt in connection with such Business Combination. Such debt securities may include a working capital revolving debt facility or a longer term debt facility. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of a Business Combination.

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

Not Applicable.

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

As previously reported by the Company on Form 8-K on January 9, 2008, the Company was notified that certain partners of Goldstein Golub Kessler LLP (“GGK”) became partners of McGladrey & Pullen, LLP in a limited asset purchase agreement and that GGK resigned as independent registered public accounting firm for the Company. McGladrey & Pullen, LLP was appointed as the Company’s new independent registered public accounting firm. The audit reports of GGK on the financial statements of the Company for the period from June 22, 2007 (Inception) to November 21, 2007 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to engage McGladrey & Pullen, LLP was approved by the Audit Committee of our Board of Directors.

Item 9A.	Controls and Procedures

(a) Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’S rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2008 (the end of the fiscal year covered by this Annual Report ON Form 10-K).

Based on that evaluation, our Chief Executive Officer has concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

(b) Management’s Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and disposition of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management performed an assessment as of December 31, 2008 of the effectiveness of our internal controls over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and concluded that our internal control over financial reporting was effective as of December 31, 2008.

This Annual Report does not include an attestation report of our Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this Annual Report.

(c) Change in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
Paul K. Kelly	68	Chairman of the Board, Chief Executive Officer, Secretary and Treasurer
James D. Dunning, Jr.	61	President and Director
Alan G. Hassenfeld	59	Director
Gregory E. Smith	52	Director
Xiao Feng	46	Director
Cheng Yan Davis	66	Director

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

James D. Dunning, Jr. is our President and a member of our Board of Directors. Since April 2006 Mr. Dunning has been the Chairman of Doubledown Media, LLC, a multimedia platform and database company targeting high net worth individuals. In February 2009, Doubledown Media, LLC filed to liquidate under Chapter 7 of the United States Bankruptcy Code. Since January 1992, Mr. Dunning has served as Chairman of the Dunning Group, Inc., a private media company specializing in media leveraged buyouts. From April 2003 to March 2004, Mr. Dunning was a partner at Michaelson & Co., a hedge fund. From April 2000 to August 2001, Mr. Dunning was Chairman, President and CEO of Ziff Davis Media, Inc., a leading technology and Internet magazine publisher in the United States. Mr. Dunning led the management team that acquired Ziff-Davis Publishing Inc. from Ziff Davis Inc., and Softbank in December 1999. In August 1999 Mr. Dunning led the purchase of USA Pubs, Inc., a magazine subscription database and business acquisition company, and until August 2001 he served as the Chairman and CEO of USA Pubs, Inc. From January 1999 to August 1999 Mr. Dunning was the Chairman and CEO of EMAP Petersen. From 1996 until it was acquired in December 1999, Mr. Dunning served as Chairman, President and CEO of The Petersen Companies, Inc. He led the management team that purchased Petersen Publishing in September 1996 from its founder, Robert E. Petersen. During Mr. Dunning’s tenure at Petersen it developed from a publisher of special interest magazines into a complete marketing solutions company and one of the largest publishers of special-interest magazines in the U.S. In 1992, Mr. Dunning led the group that purchased Transwestern Publishing Company (a division of US West, Inc.) a yellow pages and database company. From 1992 to 1997 Mr. Dunning served as Chairman and CEO of Transwestern Publishing Company. While at Transwestern Publishing Company, Mr. Dunning led the buyout of SRDS, a media database and directory business and served as the Chairman of the Board from 1994 to 1995. In 1987 he led a buyout of Yellow Book, which went public as Multi-Local Media Information Group (Yellow Book), a public yellow pages and directory company and served as Chairman, President and CEO until 1992. From 1985 to 1986, Mr. Dunning served as Executive Vice President for Ziff Davis Communications, Inc. Prior to establishing his buyout businesses, Mr. Dunning was an investment banker from 1982 to 1985 at Thomson McKinnon Securities, Inc., one of the leading investment banking firms during that time. He served as Senior Vice President and Director of Corporate Finance and was in charge of the firms mergers and acquisitions practice and venture capital and leveraged leasing groups. Mr. Dunning is a member of the Board of Trustees of the University of Pennsylvania and an Overseer of Athletics at the University of Pennsylvania. He is also a member of the Board of Trustees of Deerfield Academy. He is a member of the audit committees of both the University of Pennsylvania and Deerfield Academy. He is a Director of TennAids-Peer Corp. He graduated from the Wharton School of Business at the University of Pennsylvania in 1970 with a B.S. in Economics.

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

In 2000, the China Securities Regulatory Commission launched an investigation into Bosera Asset Management Co., Ltd. (“Bosera”), a fund management company founded by Mr. Feng. The investigation closed in February 2002 with an order to rectify the violation of self-trading rules by Bosera and certain of its employees. No administrative action was taken against Mr. Feng as a result of this investigation. During the investigation Mr. Feng remained Vice Chairman of Bosera, his license to engage in the fund management business was suspended and he stepped down from his post as CEO. At the conclusion of the investigation, PRC regulatory authorities approved Mr. Feng’s return to the position of CEO of Bosera Asset Management Co., Ltd. and his license was reinstated.

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

Director Independence

The NYSE Amex Equities (f/k/a the American Stock Exchange) (the “NYSE Amex”) requires that a majority of our Board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship, which, in the opinion of the Company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered to be independent for purposes of Rule 10A-3 of the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

Our Board of Directors has determined that each of Alan G. Hassenfeld, Gregory E. Smith, Xiao Feng and Cheng Yan Davis are “independent directors” as such term is defined in Rule 10A-3 of the Exchange Act and the rules of the NYSE Amex.

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

Our Audit Committee consists of Gregory E. Smith, Alan G. Hassenfeld and Cheng Yan Davis each of whom have been determined to be “independent” as defined in Rule 10A-3 of the Exchange Act and the rules of the NYSE Amex. Our Board of Directors has determined that each of Messrs. Smith and Hassenfeld satisfies the financial literacy and experience requirements of the NYSE Amex and the rules of the SEC such that each member is an “audit committee financial expert”. The responsibilities of our Audit Committee includes:

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

Financial Experts on Audit Committee

The Audit Committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the NYSE Amex listing standards. The NYSE Amex listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the NYSE Amex that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The Board of Directors has determined that Gregory E. Smith satisfies the NYSE Amex’s definition of financial sophistication and also qualifies as an “Audit Committee Financial Expert,” as defined under rules and regulations of the SEC.

Compensation Committee

Our Compensation Committee consists of each of Gregory E. Smith, Alan G. Hassenfeld and Cheng Yan Davis, all of whom have been determined to be “independent” as defined in Rule 10A-3 of the Exchange Act and the rules of the NYSE Amex. The functions of our Compensation Committee include:

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

Governance and Nominating Committee

Our Governance and Nominating Committee will consist of each of Gregory E. Smith, Alan G. Hassenfeld and Cheng Yan Davis, all of whom have been determined to be “independent” as defined in Rule 10A-3 of the Exchange Act and the rules of the NYSE Amex. The functions of our Governance and Nominating Committee include:

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

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. Our code of ethics is included as an exhibit to this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors, executive officers and persons who beneficially own 10% or more of our common stock file with the SEC initial reports of ownership and reports of changes in ownership of our stock and our other equity securities. To our knowledge, based solely on a review of the copies of such reports furnished to us, during the year ended December 31, 2008, all such filing requirements applicable to our directors, executive officers and greater than 10% beneficial owners were complied with.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 1, 2009, by:

•	each owner of more than 5% of our outstanding shares of common stock;

•	each of our directors, officers and special advisors; and

•	all our directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not include the Private Warrants or the Public Warrants, as these warrants are not exercisable within 60 days of March 1, 2009.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned	Percentage of Ownership
Paul K. Kelly	1,096,255	6.9%
James D. Dunning, Jr.	1,096,255	6.9%
Alan G. Hassenfeld	575,760	3.6%
Gregory E. Smith	143,910	*
Cheng Yan Davis	115,200	*
Xiao Feng	57,540	*
Soopakij (Chris) Chearavanont	57,540	*
Ruey Bin Kao	57,540	*
All directors and executive officers as a group		*
(6 individuals)	3,200,000	19.3%
David Knott and Dorset Management Corporation (2)	1,000,000	6.3%
Aldebaran Investments LLC (3)	981,582	6.13%
QVT Financial LP and QVT Financial GP LLC (4)	891,035	5.57%
Deutsche Bank, AG (5)	861,081	5.37%
The Baupost Group, LLC, SAK Corporation and Seth A. Klarman (6)	1,050,000	6.56%
Drawbridge DSO Securities LLC, Drawbridge OSO Securities LLC, Drawbridge Special Opportunities Fund LP, Drawbridge Special Opportunities Fund Ltd., Drawbridge Special Opportunities GP LLC, Drawbridge Special Opportunity Advisors LLC, Fortress Principal Investment Holdings IV LLC, FIG LLC, Fortress Operating Entity I LP, FIG Corp., Fortress Investment Group LLC (7)	990,000	6.2%

*	Less than 1%
(1)	Unless otherwise indicated, the business address of each of the individuals 1000 N. West Street, Suite 1200, Wilmington, DE 19801.
(2)	Based upon information contained in the Schedule 13G/A filed February 13, 2009 by Dorset Management Corporation and David M. Knott. The business address of Dorset Management Corporation and David Knott is 485 Underhill Boulevard, Suite 205, Syosset, New York 11791. Pursuant to the Schedule 13G/A, Mr. Knott is the president of Dorset Management Corporation.
(3)	Based upon information contained in the Schedule 13G filed February 17, 2009 by Aldebaran Investments LLC, 500 Park Avenue, 5th Floor, New York, NY 10022.
(4)

Based on information contained in a Schedule 13G filed by QVT Financial LP and QVT Financial GP LLC on October 28, 2008. The business address of QVT Financial LP and QVT Financial GP LLC is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036. QVT Financial LP (“QVT Financial”) is the investment manager for QVT Fund LP (the “Fund”), which beneficially owns 741,132 shares of our common stock, and for Quintessence Fund L.P. (“Quintessence”), which beneficially owns 79,945 shares of our common stock. QVT Financial is also the investment manager for a separate discretionary account managed for Deutsche Bank AG (the “Separate Account”), which holds 69,958 shares of our common stock. QVT Financial has the power to direct the vote and disposition of the common stock held by the Fund, Quintessence and the Separate Account. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 891,035 shares of our common stock, consisting of the shares owned by the Fund and Quintessence and the shares held in the Separate Account. QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of our common stock reported by QVT Financial. Each of QVT Financial and QVT Financial GP LLC disclaims beneficial ownership of the shares of our common stock owned by the Fund and Quintessence and held in the Separate Account.

(5)	Based upon information contained in the Schedule 13G filed February 6, 2009 by Deutsche Bank AG, Deutsche Bank, London Branch and Deutsche Bank Securities Inc. The business address for Deutsche Bank AG is Theodor-Heuss-Allee 70, 60468 Frankfurt am Main, Federal Republic of Germany.
(6)	Based upon information contained in the Schedule 13G filed February 13, 2008 by The Baupost Group, L.L.C., SAK Corporation and Seth A. Klarman. The business address of The Baupost Group, L.L.C., SAK Corporation and Seth A. Klarman is 10 St. James Avenue, Suite 1700, Boston Massachusetts 02116. Pursuant to the Schedule 13G/A, Mr. Klarman is the sole director of SAK Corporation, which serves as manager for The Baupost Group.
(7)	Based on information contained in a Schedule 13G filed by Drawbridge DSO Securities LLC, Drawbridge Special Opportunities Fund LP, Drawbridge Special Opportunities GP LLC, Drawbridge Special Opportunities Advisors LLC, Fortress Principal Investment Holdings IV LLC, FIG LLC, Fortress Operating Entity I LP, FIG Corp., and Fortress Investment Group LLC on February 14, 2008. Drawbridge DSO Securities LLC beneficially owns 891,000 shares of common stock. Drawbridge Special Opportunities Fund LP is deemed to beneficially own 891,000 shares solely as in its capacity as the sole managing member of Drawbridge DSO Securities LLC. Drawbridge Special Opportunities GP LLC is deemed to beneficially own 891,000 shares solely in its capacity as the general partner of Drawbridge Special Opportunities Fund LP. Drawbridge Special Opportunities Advisors LLC is deemed to beneficially own 990,000 shares solely in its capacity as the investment advisor of each of Drawbridge Special Opportunities Fund LP and Drawbridge Special Opportunities Fund Ltd., the latter of which beneficially owns 99,000 shares of common stock. Fortress Principal Investment Holdings IV LLC is deemed to beneficially own 891,000 shares solely in its capacity as the sole managing member of Drawbridge Special Opportunities GP LLC. FIG LLC is deemed to beneficially own 990,000 shares solely in its capacity as the sole managing member of Drawbridge Special Opportunities Advisors LLC. Fortress Operating Entity I LP is deemed to beneficially own 990,000 shares solely in its capacity as the sole managing member of each of FIG LLC and Fortress Principal Investment Holdings IV LLC. FIG Corp. is deemed to beneficially own 990,000 shares solely in its capacity as the general partner of Fortress Operating Entity I LP. Fortress Investment Group LLC is deemed to beneficially own 990,000 shares solely in its capacity as the holder of all the issued and outstanding shares of beneficial interest of FIG Corp. The address for each of the entities is c/o Fortress Investment Group LLC, 1345 Avenue of the Americas, 46th Floor, New York, New York 10105.

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

As previously disclosed in our January 10, 2008 8-K filing, a majority of the partners of Goldstein Golub Kessler LLP (GGK) became partners of McGladrey & Pullen, LLP (M&P). As a result, GGK resigned as auditors of the Company effective January 9, 2008 and M&P was appointed as our independent registered public accounting firm for the year ended December 31, 2007. From June 22, 2007 (inception) through January 8, 2008, 2007, the firm of Goldstein Golub Kessler LLP (“GGK”) was our principal accountant. GGK had a continuing relationship with RSM McGladrey, Inc. (‘RSM”), from which it leased auditing staff who were full time, permanent employees of RSM and through which its partners provided non-audit services. GGK had no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK managed and supervised the audit and audit staff, and was exclusively responsible for the opinion rendered in connection with its examination. M&P and GGK, have billed and anticipate billing the Company as follows for the years ended December 31, 2008 and 2007.

Fee Category	2008	2007
Audit fees – McGladrey & Pullen, LLP	$58,500	$31,000
Audit fees – Goldstein Golub Kessler LLP	$—	$10,000
Tax Fees – RSM McGladrey, Inc.	$7,000	$4,000

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s financial statements and review of the interim financial statements included in our quarterly report on Form 10-Q and services rendered in connection with our registration statement on Form S-1.

Audit-Related Fees

We did not incur any audit-related fees with M&P or GGK for the year ended December 31, 2008.

Tax fees

We incurred tax fees with RSM McGladrey, Inc., an entity associated with McGladrey & Pullen, LLP and GGK in connection with the preparation of our 2008 and 2007 tax returns.

All Other Fees

We did not incur fees with M&P or GGK for other professional services rendered for the year ended December 31, 2008.

Pre-Approval of Services

Upon the completion of the Offering and the effectiveness of our registration statement in connection therewith, and on a going-forward basis, in accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit and non-audit services, the engagement has been and will be approved by our audit committee. Prior to such time, our board of directors, as a whole, functioned as our audit committee. Any and all fees and services described above under “audit related fees”, “tax fees”, and “all other fees” during fiscal years 2008 and 2007 were pursuant to an engagement approved by the audit committee, as described above.

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

(3)	Exhibits

See Exhibit Index.

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation*

3.2	By-laws*

4.1	Specimen Unit Certificate*

4.2	Specimen Common Stock Certificate*

4.3	Specimen Public Warrant Certificate*

4.4	Warrant Agreement, dated as of November 15, 2007, by and between the Registrant and Continental Stock Transfer & Trust Company **

10.1	Form of Letter Agreement between the Registrant and each of the directors, executive officers and Initial Stockholders of the Registrant*

10.2	Investment Management Trust Agreement, dated November 15, 2007, by and between Registrant and Continental Stock Transfer & Trust Company**

10.3	Form of Services Agreement between the Registrant and Stuart Management Co.*

10.4	Form of Registration Rights Agreement among the Registrant and the founders*

10.5	Form of Warrant Purchase Agreement between Registrant and Paul K. Kelly, James D. Dunning, Jr., Alan G. Hassenfeld, Gregory E. Smith, Feng Xiao, Cheng Yan Davis, Soopakij (Chris) Chearavanont and Ruey Bin Kao.*

10.6	Promissory Notes between the Registrant and Paul K. Kelly*

10.7	Promissory Notes between the Registrant and James D. Dunning, Jr.*

10.8	Promissory Note between the Registrant and Alan G. Hassenfeld*

10.9	Promissory Note between the Registrant and Gregory E. Smith*

10.10	Promissory Note between the Registrant and Cheng Yan Davis*

10.11	Promissory Note between the Registrant and Xiao Feng*

10.12	Promissory Note between the Registrant and Soopakij (Chris) Chearavanont*

10.13	Promissory Note between the Registrant and Ruey Bin Kao*

10.14	Undertaking Agreement, dated as of July 20, 2008, among China Holdings Acquisition Corp., World Sharehold Limited, Wang Wei Yao and Shao Jian Jun***

10.15	Letter dated July 11, 2008 from China Holdings Acquisition Corp. to the Board of Directors of Bright World Precision Machinery Limited***

10.16	Letter dated July 15, 2008 from the Board of Directors of Bright World Precision Machinery Limited to China Holdings Acquisition Corp.***

10.17	Amendment to Undertaking Agreement, dated as of October 24, 2008, among China Holdings Acquisition Corp., World Sharehold Limited, Wang Wei Yao and Shao Jian Jun****

10.18	Founders’ Agreement, dated as of October 24, 2008, among China Holdings Acquisition Corp. and the members of the persons whose names are set forth on Exhibit A attached thereto****

14	Code of Business Conduct and Ethics*

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-145154)
**	Incorporated by reference to the Registrant’s Form 8-K, dated November 21, 2007
***	Incorporated by reference to the Registrant’s Form 8-K, dated July 21, 2008
****	Incorporated by reference to the Registrant’s Form 8-K, dated October 24, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 15, 2009	CHINA HOLDINGS ACQUISITION CORP.

/s/ Paul K. Kelly
Paul K. Kelly
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul K. Kelly	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive and Financial Officer)	April 15, 2009
Paul K. Kelly

/s/ James D. Dunning, Jr.	President and Director	April 15, 2009
James D. Dunning, Jr.

/s/ Alan G. Hassenfeld	Director	April 15, 2009
Alan G. Hassenfeld

/s/ Gregory E. Smith	Director	April 15, 2009
Gregory E. Smith

/s/ Xiao Feng	Director	April 15, 2009
Xiao Feng

/s/ Cheng Yang Davis	Director	April 15, 2009
Cheng Yan Davis

China Holdings Acquisition Corp.

(a corporation in the development stage)

INDEX TO FINANCIAL STATEMENTS

Pages
Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets, December 31, 2007 and December 31, 2008	F-3

Statements of Income, for the period from June 22, 2007 (inception) to December 31, 2007, for the year ended December 31, 2008 and for the period from June 22, 2007 (inception) to December 31, 2008	F-4

Statement of Stockholders’ Equity, for the period from June 22, 2007 (inception) to December 31, 2008	F-5

Statements of Cash Flows, for the period from June 22, 2007 (inception) to December  31, 2007, for the year ended December 31, 2008 and for the period from June 22, 2007 (inception) to December 31, 2008

F-6

Notes to Financial Statements	F-7 – F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

China Holdings Acquisition Corp.

Wilmington, Delaware

We have audited the accompanying balance sheets of China Holdings Acquisition Corp.. (a corporation in the development stage) as of December 31, 2007 and December 31, 2008 and the related statements of income, stockholders’ equity and cash flows for the periods from June 22, 2007 (inception) to December 31, 2007, for the year ended December 31, 2008, and for the period from June 22, 2007 (inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Holdings Acquisition Corp. as of December 31, 2007 and December 31, 2008 and the results of its operations and its cash flows for the periods from June 22, 2007 (inception) to December 31, 2007, for the year ended December 31, 2008, and for the period from June 22, 2007 (inception) to December 31, 2008 in conformity with United States generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of China Holdings Acquisition Corp.’s internal control over financial reporting as of December 31, 2008, included in “Management’s Report on Internal Control Over Financial Reporting” and, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that China Holdings Acquisition Corp. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company will face a mandatory liquidation on November 21, 2009 if a business combination is not consummated, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

McGLADREY & PULLEN, LLP

April 15, 2009

New York, New York

China Holdings Acquisition Corp.

(a corporation in the development stage)

Balance Sheets

	December 31, 2007	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$67,753	$102,202
Interest receivable	451,489	116,363
Investments held in Trust (Note 1)	125,336,241	125,445,425
Prepaid expenses	119,722	34,078

Total current assets	125,975,205	125,698,068

Equipment, net	1,498	1,115
Deferred income taxes	43,734	711,525

TOTAL ASSETS	$126,020,437	$126,410,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Deferred underwriting fee (Note 7)	$4,288,000	$4,288,000
Income and capital taxes payable	234,301	224,554
Accrued registration costs	16,329	—
Accrued expenses	79,081	168,935

Total current liabilities	4,617,711	4,681,489

COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION (4,266,239 - shares at redemption value) (Note 1)	40,363,965	40,363,965

COMMITMENTS (Note 6)

STOCKHOLDERS’ EQUITY (Notes 2, 7, and 8):
Preferred stock, par value $.0001 per share, 1,000,000 shares authorized, 0 shares issued	—	—
Common stock, par value $.001 per share, 40,000,000 shares authorized, 16,000,000 shares issued and outstanding (including 4,266,239 shares subject to possible redemption)	16,000	16,000
Additional paid-in capital	80,724,068	80,724,068
Retained earnings	298,693	625,186

TOTAL STOCKHOLDERS’ EQUITY	81,038,761	81,365,254

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$126,020,437	$126,410,708

See accompanying notes to financial statements.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Statements of Income

	For the period from June 22, 2007 (inception) to December 31, 2007	For the year ended December 31, 2008	For the period from June 22, 2007 (inception) to December 31, 2008
Interest income	$601,543	$2,917,577	$3,519,120

Formation and operating costs (Note 7)	112,283	836,402	948,685

Write-off of deferred acquisition costs related to terminated transaction	—	1,586,486	1,586,486

Income before provision for income taxes	489,260	494,689	983,949
Provision for income taxes	190,567	168,196	358,763

Net income for the period	$298,693	$326,493	$625,186

Weighted average number of shares outstanding, basic and diluted	6,196,450	16,000,000	12,903,178

Net earnings per share, basic and diluted	$0.05	$0.02	$0.05

See accompanying notes to financial statements.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Statement of Stockholders’ Equity

For the period from June 22, 2007 (inception) to December 31, 2008

	Common stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, June 22, 2007	—	$—	$—	$—	$—
Issuance of Common Stock to initial shareholders at $0.008 per share for 3,450,000 shares, of which 250,000 were cancelled in connection with the underwriters’ partial exercise of the over allotment option	3,200,000	3,200	25,550	—	28,750
Proceeds from issuance of warrants	—	—	2,750,000	—	2,750,000
Sale of 12,800,000 units through public offering net of underwriter’s discount and offering expenses and including $40,363,965 of proceeds allocable to 4,266,239 shares of common stock subject to possible redemption	12,800,000	12,800	118,312,483	—	118,325,283
Proceeds subject to possible redemption	—	—	(40,363,965)	—	(40,363,965)
Net income for the period	—	—	—	298,693	298,693

Balance, December 31, 2007	16,000,000	16,000	80,724,068	298,693	81,038,761

Net income for the year	—	—	—	326,493	326,493

Balance, December 31, 2008	16,000,000	$16,000	80,724,068	$625,186	$81,365,254

See accompanying notes to financial statements.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Statements of Cash Flows

	For the period from June 22, 2007 (inception) to December 31, 2007	For the year ended December 31, 2008	For the period from June 22, 2007 (inception) to December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$298,693	$326,493	$625,186

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	32	383	415
Deferred income taxes	(43,734)	(667,791)	(711,525)
Interest earned on trust fund	(145,591)	(3,245,436)	(3,391,027)
Changes in operating assets and liabilities:
Interest receivable	(451,489)	335,126	(116,363)
Prepaid expenses and other assets	(119,722)	85,644	(34,078)
Income and capital taxes payable	234,301	(9,747)	224,554
Accrued expenses	79,081	89,854	168,935

Net cash used in operating activities	(148,429)	(3,085,474)	(3,233,903)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments held in Trust Fund	(125,278,000)	—	(125,278,000)
Withdrawals from trust fund	87,350	3,136,252	3,223,602
Purchases of equipment	(1,530)	—	(1,530)

Net cash (used in) provided by investing activities	(125,192,180)	3,136,252	(122,055,928)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	28,750	—	28,750
Proceeds from note payable to initial stockholder	368,169	—	368,169
Repayment of note payable to initial stockholder	(368,169)	—	(368,169)
Proceeds from public offering	128,000,000	—	128,000,000
Proceeds from issuance of warrants in private placement	2,750,000	—	2,750,000
Payment of registration costs	(5,370,388)	(16,329)	(5,386,717)

Net cash provided by (used in) financing activities	125,408,362	(16,329)	125,392,033

Net increase in cash and cash equivalents	67,753	34,449	102,202
Cash and Cash equivalents
Beginning of period	—	67,753	—

End of period	$67,753	$102,202	$102,202

Supplemental disclosure of non-cash financing activities
Accrual of deferred underwriting fees	$4,288,000	—	$4,288,000

Accrual of registration costs	$16,329	—	—

Supplemental disclosure of cash flow information:
Cash paid for income and capital taxes	$—	$1,189,701	$1,189,701

See accompanying notes to financial statements.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Notes to Financial Statements

Note 1 – Organization and Nature of Business Operations

China Holdings Acquisition Corp. (the “Company”) is a blank check company incorporated on June 22, 2007, for the purpose of acquiring or acquiring control of one or more operating businesses having their primary operations in Asia through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination or contractual arrangements. The Company has focused on potential acquisition targets in the People’s Republic of China (“China”) (a “Target Business”) since its initial public offering (the “Offering” - see Note 2). All activity from June 22, 2007 (inception) to December 31, 2008 is related to the Company’s formation and capital raising activities.

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

If the Company does not execute a letter of intent, agreement in principle or definitive agreement for a Business Combination prior to 18 months from the date of the closing of the Offering, the Company’s board will convene, adopt and recommend to their stockholders a plan of dissolution and distribution and file a proxy statement with the SEC seeking stockholder approval for such plan. If, however, a letter of intent, agreement in principle or definitive agreement for a Business Combination has been executed prior to 18 months from the date of the closing of the Offering, the Company will seek the consummation of that Business Combination by November 21, 2009. However, if the Company has entered into a letter of intent, agreement in principle or definitive agreement within 18 months following the closing of the Offering and management anticipates that the Company may not be able to consummate a Business Combination within the 24 months from the date of the closing of the Offering, the Company may seek to extend the time period within which it may complete its Business Combination to 36 months, by calling a special (or annual) meeting of stockholders for the purpose of soliciting their approval for such extension (the “Extended Period”). If the Company receives Public Stockholder approval for the Extended Period and holders of 33.33% or more of the shares held by Public Stockholders do not vote against the Extended Period and elect to redeem their common stock in connection with the vote for the Extended Period, the Company will then have an additional 12 months in which to complete the initial Business Combination. If the Extended Period is approved, the Company will still be required to seek Public Stockholder approval before completing a Business Combination. In the event there is no Business Combination within the 24-month deadline (if the Extended Period is not approved) described above (the “Target Business Combination Period”), the Company will dissolve and distribute to its Public Stockholders, in proportion to their respective equity interests, the amount held in the Trust Account, and any remaining net assets, after the distribution of the Trust Account. In the event of liquidation, the per share value of the residual assets remaining available for distribution (including Trust Account assets) may be less than the initial public offering price per share in the Offering. The Company’s corporate existence will automatically cease at the end of the 36-month period if the Company has not received stockholder approval for an initial Business Combination.

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

The funds in the trust account are invested in permitted United States government securities in the JP Morgan U.S. Government Money Market Fund, Agency share class (ticker: OGAXX). Up to an aggregate of $3,200,000 of after-tax interest income on the balance of the trust account may be released to the Company to fund working capital, due diligence and general corporate requirements.

The Company adopted SFAS No. 157 on January 1, 2008, delaying, as permitted, application for non-financial assets and non-financial liabilities. SFAS No. 157 establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels, and requires that assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1: quoted prices (unadjusted) in active markets for an identical asset or liability that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active-exchange traded securities and exchange-based derivatives.

Level 2: inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange based derivatives, mutual funds, and fair-value hedges.

Level 3: unobservable inputs for the asset or liability are only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models.

In accordance with SFAS No. 157, the Company determines the level in the fair value hierarchy within which each fair value measurement falls in its entirety, based on the lowest level input that is significant to the fair value measurement in its entirety. In determining the appropriate levels, the Company performs an analysis of the assets and liabilities that are subject to SFAS No. 157 at each reporting period end.

The money market funds - held in trust, as described above, is the only financial instrument that is measured and recorded at fair value on the Company’s balance sheet on a recurring basis. The following table presents the money market funds - held in trust at its level within the fair value hierarchy at December 31, 2008.

	Total	Level 1	Level 2	Level 3
Investment held in Trust	$125,445,425	$125,445,425	$—	$—

China Holdings Acquisition Corp.

(a corporation in the development stage)

Note 3 – Private Warrants and Offering

The Private Warrants (see Note 9) were issued on November 15, 2007, for net proceeds of $2,750,000, which were subsequently deposited into the trust account.

Our Offering of 12,000,000 units was declared effective on November 15, 2007. Each unit consists of one share of the Company’s common stock and one Public Warrant (see Note 9) and was sold to the public at the price of $10.00 per unit. The Offering was consummated on November 21, 2007, and we raised net proceeds of $110,900,000, of which $110,800,000 were deposited into our trust account.

On December 14, 2007, the underwriters for our Offering exercised their over-allotment option to the extent of 800,000 units, resulting in net proceeds of $7,440,000, which were deposited into our trust account.

Note 4 – Summary of Significant Accounting Policies

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

Basic net earnings per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the 15,550,000 outstanding warrants are not yet exercisable, they have been excluded from the Company’s computation of diluted earnings per share for the period from June 22, 2007 (inception) to December 31, 2007, the year ended December 31, 2008, and the period from June 22, 2007 (inception) to December 31, 2008. Therefore, basic and diluted earnings per share are the same for the periods presented.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes - Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates

China Holdings Acquisition Corp.

(a corporation in the development stage)

applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. There were no adjustments for uncertain tax positions in the current year

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. All tax years remain open to examination by the major taxing jurisdictions to which we are subject.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. All tax years remain open to examination by the major tax jurisdiction to which we are subject.

Recently Issued Accounting Pronouncements - The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

In September 2006 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral for the implementation of SFAS No. 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS No. 157 for the fiscal year beginning January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until our fiscal year beginning January 1, 2009. The Company is currently assessing the potential effect of the adoption of the remaining provisions of SFAS No. 157 on its financial position, results of operations and cash flows. The adoption of the remaining provisions of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will apply to us with respect to any acquisitions that we complete on or after January 1, 2009.

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the ownership interests in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the non-controlling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. SFAS 160 will apply to us with respect to any acquisitions, that we complete on or after January 1, 2009, which will result in a noncontrolling interest.

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. It is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, which is our first quarter of 2009. Any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. The Company is currently evaluating the impact that adoption of EITF 07-5 will have on its financial statements.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Note 5 – Notes Payable to Stockholders

The Company issued an aggregate of $368,169 unsecured promissory notes to certain of its sponsors from inception through November 20, 2007 (the “Notes”). The Notes were non-interest bearing and were payable before or on June 30, 2008. The Notes were fully repaid during December, 2007.

Note 6 – Income Taxes

The Company has applied the provisions of FIN 48 since inception.

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Realization of the future tax benefits is dependent upon many factors, including the Company’s ability to generate taxable income within the loss carry-forward period, which runs through 2028.

The Company has recorded a deferred tax asset for the tax effect of temporary differences of $43,734 and $711,525 at December 31, 2007 and December 31, 2008, respectively. In recognition of the Company’s twenty-year carry-forward period in the event of a business combination, and its carry-back opportunities in the event of liquidation, the Company has not recorded a valuation allowance on the accompanying balance sheets. The temporary differences creating the Company’s deferred tax assets relate to currently non-deductible formation and operating costs. The effective tax rate of 39% for the period from June 22, 2007 (inception) to December 31, 2007 differs from the Federal statutory rate of 34% due to the effect of state income taxes of 5%. The effective tax rate of 34% for the year ended December 31, 2008 equals the Federal statutory rate of 34%. The effective tax rate of 36% for the period from June 22, 2007 (inception) to December 31, 2008 differs from the Federal statutory rate of 34% due to the effect of state income taxes of 2%.

For the year ended December 31, 2008, the Company’s state tax computation based upon income fell below the minimum level required by an alternative, capital-based state tax computation. Consequently, the Company did not record a state tax provision based upon income for 2008 and, instead, recorded a capital-based state tax provision of $343,967 which is included in the income statement caption “Formation and operating costs”.

The components of income tax expense (benefit) are:

	For the period from June 22, 2007 (inception) to December 31, 2007	For the year ended December 31, 2008	For the period from June 22, 2007 (inception) to December 31, 2008
Currently payable:
Federal	$189,185	$848,065	$1,037,250
State	45,116	—	45,116

Deferred:
Federal	(35,313)	(679,869)	(715,182)
State	(8,421)	—	(8,421)

Total	$190,567	$168,196	$358,763

Note 7 – Commitments

Administrative Fees

The Company has agreed to pay an affiliate of a stockholder $10,000 per month for secretarial and administrative services. The arrangement commenced on November 16, 2007 and terminates upon the earlier of (i) the completion of the Company’s Business

China Holdings Acquisition Corp.

(a corporation in the development stage)

Combination, or (ii) the Company’s dissolution. The Company recognized $15,000, $120,000, and $135,000 of expense under this arrangement for the period from June 22, 2007 (inception) to December 31, 2007, the year ended December 31, 2008, and for the period from June 22, 2007 (inception) to December 31, 2008, respectively.

Underwriting Agreement

In connection with the Offering, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with the underwriters in the Offering.

Pursuant to the Underwriting Agreement, the Company was obligated to Citi (the “Representative”), the representative of the underwriters, for certain fees and expenses related to the Offering, including underwriting discounts of $8,960,000. The Company paid $4,672,000 of the underwriting discounts upon closing of the Offering. The Company and the Representatives have agreed that payment of the underwriting discount of $4,288,000 will be deferred until consummation of the Business Combination. Accordingly, a deferred underwriting fee comprised of the deferred portion of the underwriting discount is included on the accompanying balance sheets at December 31, 2007 and 2008.

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

Note 8 – Capital Stock

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares of preferred stock were outstanding as of December 31, 2007, nor as of December 31, 2008.

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

Note 9 – Warrants

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

China Holdings Acquisition Corp.

(a corporation in the development stage)

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

Reserve Common Stock

At December 31, 2007, and December 31, 2008, 15,550,000 shares of common stock were reserved for issuance upon exercise of Public Warrants and the Private Warrants.

Registration Rights – Warrants

In accordance with the Warrant Agreement related to the Public Warrants and the registration rights agreement associated with the Private Warrants (collectively the Public Warrants and Private Warrants are the “Warrants”), the Company will only be required to use its best efforts to register the Warrants and the shares of Common Stock issuable upon exercise of the Warrants and once effective to use its best efforts to maintain the effectiveness of such registration statement. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. However, with regards to the Private Warrants, the Company may satisfy its obligation by delivering unregistered shares of common stock. Additionally, in the event that a registration statement is not effective at the time of exercise, the holders of such Warrants shall not be entitled to exercise. In no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle a Warrant exercise. Consequently, the Warrants may expire unexercised, unredeemed and worthless. The holders of Warrants do not have the rights or privileges of holders of the Company’s common stock or any voting rights until such holders exercise their respective warrants and receive shares of the Company’s common stock.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Note 10 – Acquisition of Bright World and subsequent event

As previously announced on a Form 8-K filed on April 3, 2009, the Company announced the withdrawal of our pre-conditional voluntary cash offer (the “ Pre-Conditional Offer”) to acquire all the issued shares of Bright World Precision Machinery Limited (“Bright World”).

As previously announced on a Form 8-K filed on July 21, 2008 and on a Form 8-K filed on October 24, 2008, the Company entered into a definitive Undertaking Agreement on July 20, 2008, which was subsequently amended on October 24, 2008 (the “Undertaking Agreement”), with World Sharehold Limited (the “Selling Shareholder”), the majority shareholder of Bright World, Wang Wei Yao and Shao Jian Jun (collectively, with World Sharehold, the “Sellers”), pursuant to which the Company agreed to make a voluntary conditional cash offer, and the Sellers agreed to accept the voluntary conditional cash offer in respect of all of the Bright World shares held by them, upon satisfaction of certain pre-conditions. One pre-condition was that, after July 20, 2008, no change occurred in the financial condition, operations, results of operations or prospects of Bright World, World Precise Machinery (China) Co., Ltd (“WPM”), Bright World Heavy Machinery Tools (China) Co., Ltd (“BWHM”), Shanghai Shangduan Stamping Machines Co., Ltd (“SSS”) or any of their subsidiaries (Bright World, WPM, BWHM, SSS and their subsidiaries herein collectively referred to as the “Group”) that caused, among other things, the Group’s profit after tax for the full year period ending December 31, 2008 to decrease 10% or more as compared to the Group’s profit after tax for the corresponding full year period ended December 31, 2007 (the “MAC Pre-Condition”).

On March 31, 2009, the board of directors of Bright World announced that, subsequent to the February 20, 2009 release of Bright World’s announcement of its unaudited results for the year ended December 31, 2008 (“FY2008 Financial Statements”) and response to queries on February 28, 2009, from the Singapore Exchange Securities Trading Limited with respect to the FY2008 Financial Statements, Bright World’s auditors made certain adjustments to the FY2008 Financial Statements to increase the allowance for doubtful debts (the “Adjustment to the Results Announcement”). The Adjustment to the Results Announcement states that the Group’s profit after tax for the full year ended December 31, 2008 decreased by 11.3% to approximately RMB 127.9 million as compared to approximately RMB 144.3 million for the corresponding full year period ended December 31, 2007.

On April 1, 2009, the Company delivered a letter to the Singapore Securities Industry Council (the “SIC”) in which the Company (x) stated that, in light of the Adjustment to the Results Announcement, the MAC Pre-Condition had not been satisfied, (y) stated that we were entitled to withdraw the Pre-Conditional Offer, in accordance with the terms of the Undertaking Agreement, and (z) sought confirmation from the SIC that it had no objections to us withdrawing the Pre-Conditional Offer.

On April 2, 2009, the SIC confirmed that it had no objections to the Company withdrawing the Pre-Conditional Offer, and the board of directors of the Company approved the withdrawal of the Pre-Conditional Offer.

On April 3, 2009, the Company issued a press release announcing the withdrawal of the Pre-Conditional Offer. Accordingly, the Company has written-off $1,586,486 of previously deferred acquisition costs due to the termination of the acquisition of Bright World.