Form 10-Q
period 2009-03-31
China Holdings Acquisition Corp.
filed 2009-05-15
CIK 1408348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

302-295-4832

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of April 30, 2009 was 16,000,000.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Condensed Balance Sheets

		Unaudited
	December 31, 2008	March 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$102,202	$110,017
Interest receivable	116,363	43,059
Investments held in Trust	125,445,425	125,382,355
Prepaid expenses	34,078	13,037

Total current assets	125,698,068	125,548,468

Equipment, net	1,115	1,020
Deferred income taxes	711,525	772,314

TOTAL ASSETS	$126,410,708	$126,321,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Deferred underwriting fee	$4,288,000	$4,288,000
Income and capital taxes payable	224,554	113,199
Accrued expenses	168,935	218,957

Total current liabilities	4,681,489	4,620,156

COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION (4,266,239 - shares at redemption value)	40,363,965	40,363,965

COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.0001 per share, 1,000,000 shares authorized, 0 shares issued	—	—
Common stock, par value $.001 per share, 40,000,000 shares authorized, 16,000,000 shares issued and outstanding (including 4,266,239 shares subject to possible redemption)	16,000	16,000
Additional paid-in capital	80,724,068	80,724,068
Retained earnings	625,186	597,613

TOTAL STOCKHOLDERS’ EQUITY	81,365,254	81,337,681

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$126,410,708	$126,321,802

See accompanying notes to financial statements.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Unaudited Condensed Statements of Operations

	For the three months ended March 31, 2008	For the three months ended March 31, 2009	For the period from June 22, 2007 (inception) to March 31, 2009
Interest income	$1,089,884	$169,073	$3,688,193

Formation and operating costs (Note 6)	122,355	159,270	1,107,955

Write-off of deferred acquisition costs related to terminated transaction	—	49,520	1,636,006

Income before provision for income taxes	967,529	(39,717)	944,232
Provision (benefit) for income taxes	377,134	(12,144)	346,619

Net income (loss) for the period	$590,395	$(27,573)	$597,613

Weighted average number of shares outstanding, basic and diluted	16,000,000	16,000,000	13,349,120

Net earnings per share, basic and diluted	$0.04	$0.00	$0.04

See accompanying notes to financial statements.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Condensed Statement of Stockholders’ Equity

For the period from June 22, 2007 (inception) to March 31, 2009

	Common stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, June 22, 2007	—	$—	$—	$—	$—
Issuance of Common Stock to initial shareholders at $0.008 per share for 3,450,000 shares, of which 250,000 were cancelled in connection with the underwriters’ partial exercise of the over allotment option	3,200,000	3,200	25,550	—	28,750
Proceeds from issuance of warrants	—	—	2,750,000	—	2,750,000
Sale of 12,800,000 units through public offering net of underwriter’s discount and offering expenses and including $40,363,965 of proceeds allocable to 4,266,239 shares of common stock subject to possible redemption	12,800,000	12,800	118,312,483	—	118,325,283
Proceeds subject to possible redemption	—	—	(40,363,965)	—	(40,363,965)
Net income for the period	—	—	—	298,693	298,693

Balance, December 31, 2007	16,000,000	16,000	80,724,068	298,693	81,038,761

Net income for the year	—	—	—	326,493	326,493

Balance, December 31, 2008	16,000,000	$16,000	80,724,068	625,186	81,365,254
Unaudited:
Net loss for the period	—	—	—	(27,573)	(27,573)

Balance, March 31, 2009	16,000,000	$16,000	$80,724,068	$597,613	$81,337,681

See accompanying notes to financial statements.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Unaudited Condensed Statements of Cash Flows

	For the three months ended March 31, 2008		For the three months ended March 31, 2009	For the period from June 22, 2007 (inception) to March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)		$590,395	$(27,573)	$597,613

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation		96	95	510
Deferred income taxes		(47,377)	(60,789)	(772,314)
Interest earned on trust fund		(1,229,806)	(242,279)	(3,633,306)
Changes in operating assets and liabilities:
Interest receivable		141,809	73,304	(43,059)
Prepaid expenses and other assets		23,218	21,041	(13,037)
Income and capital taxes payable		190,210	(111,355)	113,199
Accrued expenses		4,875	50,022	218,957

Net cash used in operating activities		(326,560)	(297,534)	(3,531,437)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments held in Trust Fund		—	—	(125,278,000)
Withdrawals from trust fund		971,921	305,349	3,528,951
Purchases of equipment		—	—	(1,530)

Net cash (used in) provided by investing activities		971,921	305,349	(121,750,579)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders		—	—	28,750
Proceeds from note payable to initial stockholder		—	—	368,169
Repayment of note payable to initial stockholder		—	—	(368,169)
Proceeds from public offering		—	—	128,000,000
Proceeds from issuance of warrants in private placement		—	—	2,750,000
Payment of registration costs		(11,329)	—	(5,386,717)

Net cash provided by (used in) financing activities		(11,329)	—	125,392,033

Net increase in cash and cash equivalents		634,032	7,815	110,017
Cash and Cash equivalents
Beginning of period		67,753	102,202	—

End of period		$701,785	$110,017	$110,017

Supplemental disclosure of non-cash financing activities
Accrual of deferred acquisition costs		$315,000	$—	$—

Accrual of deferred underwriting fees	$		—	$4,288,000

Accrual of registration costs		$16,329	—	—

Supplemental disclosure of cash flow information:
Cash paid for income and capital taxes		$—	$160,000	$1,349,701

See accompanying notes to financial statements.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Notes to Financial Statements

Note 1 – Organization and Nature of Business Operations

China Holdings Acquisition Corp. (the “Company”) is a blank check company incorporated on June 22, 2007, for the purpose of acquiring or acquiring control of one or more operating businesses having their primary operations in Asia through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination or contractual arrangements. The Company has focused on potential acquisition targets in the People’s Republic of China (“China”) (a “Target Business”) since its initial public offering (the “Offering” - see Note 2). All activity from June 22, 2007 (inception) to March 31, 2009 is related to the Company’s formation and capital raising activities.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7.

The financial statements at March 31, 2009 and for the periods from June 22, 2007 (inception) to March 31, 2009, the three months ended March 31, 2008, and the three months ended March 31, 2009 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2009, the results of its operations and cash flows for the three months ended March 31, 2008, the three months ended March 31, 2009, and for the period from June 22, 2007 (inception) through March 31, 2009. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The condensed balance sheet at December 31, 2008 has been derived from the audited financial statements.

The financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission.

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

If the Company does not execute a letter of intent, agreement in principle or definitive agreement for a Business Combination prior to 18 months from the date of the closing of the Offering, the Company’s board will convene, adopt and recommend to their stockholders a plan of dissolution and distribution and file a proxy statement with the SEC seeking stockholder approval for such plan (see Note 9). If, however, a letter of intent, agreement in principle or definitive agreement for a Business Combination has been executed prior to 18 months from the date of the closing of the Offering, the Company will seek the consummation of that Business Combination by November 21, 2009. However, if the Company has entered into a letter of intent, agreement in principle or definitive agreement within 18 months following the closing of the Offering and management anticipates that the Company may not be able to consummate a Business Combination within the 24 months from the date of the closing of the Offering, the Company may seek to extend the time period within which it may complete its Business Combination to 36 months, by calling a special (or annual) meeting of stockholders for the purpose of soliciting their approval for such extension (the “Extended Period”). If the Company receives

China Holdings Acquisition Corp.

(a corporation in the development stage)

Public Stockholder approval for the Extended Period and holders of 33.33% or more of the shares held by Public Stockholders do not vote against the Extended Period and elect to redeem their common stock in connection with the vote for the Extended Period, the Company will then have an additional 12 months in which to complete the initial Business Combination. If the Extended Period is approved, the Company will still be required to seek Public Stockholder approval before completing a Business Combination. In the event there is no Business Combination within the 24-month deadline (if the Extended Period is not approved) described above (the “Target Business Combination Period”), the Company will dissolve and distribute to its Public Stockholders, in proportion to their respective equity interests, the amount held in the Trust Account, and any remaining net assets, after the distribution of the Trust Account. In the event of liquidation, the per share value of the residual assets remaining available for distribution (including Trust Account assets) may be less than the initial public offering price per share in the Offering. The Company’s corporate existence will automatically cease at the end of the 36-month period if the Company has not received stockholder approval for an initial Business Combination. The financial statements have been prepared assuming that the Company will continue as a going concern.

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

The money market funds - held in trust, as described above, is the only financial instrument that is measured and recorded at fair value on the Company’s balance sheet on a recurring basis. The following table presents the money market funds - held in trust at its level within the fair value hierarchy at December 31, 2008 and March 31, 2009.

	Total	Level 1	Level 2	Level 3
Investment held in Trust, December 31, 2008	$125,445,425	$125,445,425	$—	$—
Investment held in Trust, March 31, 2009	$125,382,355	$125,382,355	$—	$—

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

Basic net earnings per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the 15,550,000 outstanding warrants are not yet exercisable, they have been excluded from the Company’s computation of diluted earnings per share for the three months ended March 31, 2008, the three months ended March 31, 2009, and the period from June 22, 2007 (inception) to March 31, 2009. Therefore, basic and diluted earnings per share are the same for the periods presented.

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

China Holdings Acquisition Corp.

(a corporation in the development stage)

Recently Issued Accounting Pronouncements - The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

In September 2006 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral for the implementation of SFAS No. 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS No. 157 for the fiscal year beginning January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until our fiscal year beginning January 1, 2009. The Company has adopted the remaining provisions of SFAS No. 157 and has determined that such provisions do not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will apply to us with respect to any acquisitions that we complete and require any related acquisition costs to be expensed as incurred.

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

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. It is effective for fiscal years beginning after December 15, 2008. Any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. The Company has adopted EITF 07-5 and has determined that there is no impact on the Company’s financial statements.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Note 5 – Income Taxes

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

The Company has recorded a deferred tax asset for the tax effect of temporary differences of $711,525 and $772,314 at December 31, 2008 and March 31, 2009, respectively. In recognition of the Company’s twenty-year carry-forward period in the event of a business combination, and its carry-back opportunities in the event of liquidation, the Company has not recorded a valuation allowance on the accompanying balance sheets. The temporary differences creating the Company’s deferred tax assets relate to currently non-deductible formation and operating costs. The effective tax rate of 39% for the three months ended March 31, 2008 differs from the Federal statutory rate of 34% due to the effect of state income taxes of 5%. The effective tax rate of 34% for the three months ended March 31, 2009 equals the Federal statutory rate of 34%. The effective tax rate of 37% for the period from June 22, 2007 (inception) to March 31, 2009 differs from the Federal statutory rate of 34% due to the effect of state income taxes of 3%.

During the year ended December 31, 2008, the Company’s state tax computation based upon income fell below the minimum level required by an alternative, capital-based state tax computation. Consequently, the Company ultimately did not record a state tax provision based upon income for 2008 and, instead, recorded a capital-based state tax provision which was included in the income statement caption “Formation and operating costs” in the Company’s Annual Report filed on Form 10-K.

The components of income tax expense (benefit) are:

	For the three months ended March 31, 2008	For the three months ended March 31, 2009	For the period from June 22, 2007 (inception) to March 31, 2009
Currently payable:
Federal	$342,769	$48,645	$1,085,895
State	81,742	—	45,116

Deferred:
Federal	(38,254)	(60,789)	(775,971)
State	(9,123)	—	(8,421)

Total income tax expense (benefit)	$377,134	$(12,144)	$346,619

Note 6 – Commitments

Administrative Fees

The Company has agreed to pay an affiliate of a stockholder $10,000 per month for secretarial and administrative services. The arrangement commenced on November 16, 2007 and terminates upon the earlier of (i) the completion of the Company’s Business

China Holdings Acquisition Corp.

(a corporation in the development stage)

Combination, or (ii) the Company’s dissolution. The Company recognized $30,000, $30,000, and $165,000 of expense under this arrangement for the three months ended March 31, 2008, the three months ended March 31, 2009, and for the period from June 22, 2007 (inception) to March 31, 2009, respectively. Effective June 1, 2009, the Company will defer its monthly payment for such services until the termination of the agreement.

Underwriting Agreement

In connection with the Offering, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with the underwriters in the Offering.

Pursuant to the Underwriting Agreement, the Company was obligated to Citi (the “Representative”), the representative of the underwriters, for certain fees and expenses related to the Offering, including underwriting discounts of $8,960,000. The Company paid $4,672,000 of the underwriting discounts upon closing of the Offering. The Company and the Representatives have agreed that payment of the underwriting discount of $4,288,000 will be deferred until consummation of the Business Combination. Accordingly, a deferred underwriting fee comprised of the deferred portion of the underwriting discount is included on the accompanying balance sheets at December 31, 2008 and March 31, 2009.

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

Note 7 – Capital Stock

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares of preferred stock were outstanding as of December 31, 2008, nor as of March 31, 2009.

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

Reserve Common Stock

At December 31, 2008, and March 31, 2009, 15,550,000 shares of common stock were reserved for issuance upon exercise of Public Warrants and the Private Warrants.

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

Note 9 – Acquisition of Bright World and subsequent event

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

On April 3, 2009, the Company issued a press release announcing the withdrawal of the Pre-Conditional Offer. Accordingly, the Company has written-off $1,636,006 of aggregate acquisition costs through March 31, 2009 due to the termination of the acquisition of Bright World.

On April 29, 2009, the Company terminated the Undertaking Agreement effective as of April 3, 2009.

Subsequent to the termination of the Undertaking Agreement the Company entered into a letter of intent for a potential business combination. As a result, the Company has met the condition under its amended and restated certificate of incorporation that permits it until November 21, 2009 to complete an initial business combination meeting the criteria set forth therein.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion should be read in conjunction with our unaudited financial statements and related notes thereto included elsewhere in this Form 10-Q and the audited financial statements and related notes thereto in our Annual Report on
Form 10-K for the period ended December 31, 2008.

                This Quarterly Report on Form 10-Q includes assumptions concerning our operations, future results, prospects and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us, including those contained in our Annual Report on Form 10-K for the year ended December 31, 2008 and the “Risk Factors” section of our prospectus (File No. 333-145085), declared effective by the SEC on November 15, 2007, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “could”, “would”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “continue”, or the negative of such terms or other similar expressions. Factors that might cause or contribute to such discrepancy include, but are not limited to, those described in our other SEC filings.

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

Results of Operations

We have neither engaged in any operations, nor generated any operating revenues to date. Our entire activity since inception has been: (i) to prepare for our proposed fundraising through our initial public offering, which was consummated in November 2007; and (ii) to consummate a business combination (the “Business Combination”), including the search for a suitable target business. We will not generate any operating revenues until after completion of a Business Combination. For the three months ended March 31, 2008 and March 31, 2009, the Company generated $1,089,884 and $169,073, respectively, of non-operating income, primarily in the form of interest income on investments in our trust account. The decrease in interest income during 2009 was due to a significant drop in interest rates earned on securities in the trust account. For the three months ended March 31, 2008, the Company incurred $122,355 of formation and operating costs consisting primarily of franchise taxes, accounting fees, administrative fees, and insurance premiums. For the three months ended March 31, 2009, the Company incurred $159,270 of formation and operating costs primarily consisting of franchise taxes, accounting fees, administrative fees, exchange listing fees, and insurance premiums. The increase in formation and operating costs during 2009 was primarily due to the timing of expenses related to exchange listings. During the three months ended March 31, 2008, the Company incurred deferred acquisition costs of $315,000 related to the Bright World acquisition. As a result of the termination of the Bright World acquisition, deferred acquisition costs of $1,586,486 were written off at December 31, 2008. During the three months ended March 31, 2009, the Company incurred an additional $49,520 of expenses related to the Bright World acquisition. We expect to continue to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as, for due diligence and other related costs.

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

At March 31, 2009, the Company had cash and cash equivalents, interest receivable, and trust funds reserved for income taxes, aggregating approximately $257,000, available to settle current liabilities aggregating approximately $332,000 for income taxes payable and accrued expenses. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business, exclusive of future due diligence costs and professional fees associated with a Business Combination. We will rely on interest earned of up to $3.2 million (of which the portion of the trust earnings available to us was $2.2 million through March 31, 2009), on the trust account to fund such expenditures and, to the extent that the interest earned is below our expectations, we may have insufficient funds available to operate our business prior to our initial Business Combination. Consequently, it is highly likely that the Company will be required to implement deferred and contingent fee arrangements and/or raise additional funds through private borrowings from its founders or third parties in order to fund due diligence and professional fees in connection with any future acquisition. In the event that a Business Combination is consummated, we may fund a portion of some expenses from the net proceeds of the trust account. Moreover, we may need to raise additional funds through a private offering of debt or equity securities if such funds were required to consummate our initial Business Combination or because we become obligated to convert into cash a significant number of shares of Public Stockholders voting against our initial Business Combination or the Extended Period, in which case we may issue additional securities or incur debt in connection with such Business Combination. Such debt securities may include a working capital revolving debt facility or a longer term debt facility. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of a Business Combination.

Effective June 1, 2009, the Company will defer its monthly payment of $10,000 to an affiliate of a stockholder for secretarial and administrative expenses until the earlier of: (i) the completion of the Company’s Business Combination, or (ii) the Company’s dissolution.

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

Management has discussed the development and selection of critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting estimates in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the quarter ended March 31, 2009, there have been no material changes in the information about our market risk.

ITEM 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of March 31, 2009, that our disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

As of March 31, 2009, we have paid or incurred an aggregate of approximately $3,875,000 in expenses; which have been or will be paid out of the proceeds realized from our public offering and not held in trust, from the withdrawal of interest earned on the funds held in trust; and from withdrawals from the trust to satisfy our tax obligations. Our expenses include:

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

10.1	Deed of Termination and Mutual Release, effective as of April 3, 2009, among China Holdings Acquisition Corp., World Sharehold Limited, Wang Wei Yao and Shao Jian Jun.

31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HOLDINGS ACQUISITION CORP.
(Registrant)

Date: May 15, 2009	By:	/s/ Paul K. Kelly
Paul K. Kelly
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive and Financial Officer)

EXHIBITS

10.1	Deed of Termination and Mutual Release, effective as of April 3, 2009, among China Holdings Acquisition Corp., World Sharehold Limited, Wang Wei Yao and Shao Jian Jun.

31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.