Form 10-Q
period 2009-06-30
China Holdings Acquisition Corp.
filed 2009-08-14
CIK 1408348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of July 31, 2009 was 16,000,000.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Condensed Balance Sheets

		Unaudited
	December 31, 2008	June 30, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$102,202	$12,325
Interest receivable	116,363	25,974
Investments held in Trust	125,445,425	125,278,310
Income taxes receivable	—	485,707
Prepaid expenses	34,078	17,993

Total current assets	125,698,068	125,820,309

Equipment, net	1,115	924
Deferred income taxes	711,525	256,810

TOTAL ASSETS	$126,410,708	$126,078,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Deferred underwriting fee	$4,288,000	$4,288,000
Income and capital taxes payable	224,554	—
Accrued expenses	168,935	119,926

Total current liabilities	4,681,489	4,407,926

COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION (4,266,239 - shares at redemption value)	40,363,965	40,363,965

COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.0001 per share, 1,000,000 shares authorized, 0 shares issued	—	—
Common stock, par value $.001 per share, 40,000,000 shares authorized, 16,000,000 shares issued and outstanding (including 4,266,239 shares subject to possible redemption)	16,000	16,000
Additional paid-in capital	80,724,068	80,724,068
Retained earnings	625,186	566,084

TOTAL STOCKHOLDERS’ EQUITY	81,365,254	81,306,152

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$126,410,708	$126,078,043

See accompanying notes to financial statements.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Unaudited Condensed Statements of Operations

	For the three months ended June 30, 2008	For the three months ended June 30, 2009	For the six months ended June 30, 2008	For the six months ended June 30, 2009	For the period from June 22, 2007 (inception) to June 30, 2009
Interest income	$697,040	$85,990	$1,786,924	$255,063	$3,774,183

Formation and operating costs	108,221	119,554	230,576	278,824	1,227,509

Current acquisition costs	—	16,267	—	16,267	16,267

Write-off of deferred acquisition costs related to terminated transaction	—	—	—	49,520	1,636,006

Income before provision for income taxes	588,819	(49,831)	1,556,348	(89,548)	894,401
Provision (benefit) for income taxes	229,158	(18,302)	606,292	(30,446)	328,317

Net income (loss) for the period	$359,661	$(31,529)	$950,056	$(59,102)	$566,084

Weighted average number of shares outstanding, basic and diluted	16,000,000	16,000,000	16,000,000	16,000,000	13,686,034

Net earnings per share, basic and diluted	$0.02	$—	$0.06	$—	$0.04

See accompanying notes to financial statements.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Condensed Statement of Stockholders’ Equity

For the period from June 22, 2007 (inception) to June 30, 2009

	Common stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, June 22, 2007	—	$—	$—	$—	$—
Issuance of Common Stock to initial shareholders at $0.008 per share for 3,450,000 shares, of which 250,000 were cancelled in connection with the underwriters’ partial exercise of the over allotment option	3,200,000	3,200	25,550	—	28,750
Proceeds from issuance of warrants	—	—	2,750,000	—	2,750,000
Sale of 12,800,000 units through public offering net of underwriter’s discount and offering expenses and including $40,363,965 of proceeds allocable to 4,266,239 shares of common stock subject to possible redemption	12,800,000	12,800	118,312,483	—	118,325,283
Proceeds subject to possible redemption	—	—	(40,363,965)	—	(40,363,965)
Net income for the period	—	—	—	298,693	298,693

Balance, December 31, 2007	16,000,000	16,000	80,724,068	298,693	81,038,761

Net income for the year	—	—	—	326,493	326,493

Balance, December 31, 2008	16,000,000	$16,000	80,724,068	625,186	81,365,254
Unaudited:
Net loss for the period	—	—	—	(59,102)	(59,102)

Balance, June 30, 2009	16,000,000	$16,000	$80,724,068	$566,084	$81,306,152

See accompanying notes to financial statements.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Unaudited Condensed Statements of Cash Flows

	For the six months ended June 30, 2008	For the six months ended June 30, 2009	For the period from June 22, 2007 (inception) to June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$950,056	$(59,102)	$566,084

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	192	191	606
Deferred income taxes	(89,809)	454,715	(256,810)
Interest earned on trust fund	(2,017,483)	(345,335)	(3,736,362)
Changes in operating assets and liabilities:
Interest receivable	235,315	90,389	(25,974)
Income taxes receivable	—	(485,707)	(485,707)
Prepaid expenses	46,310	16,085	(17,993)
Income and capital taxes payable	37,194	(224,554)	—
Accrued expenses	(12,116)	(49,009)	119,926

Net cash used in operating activities	(850,341)	(602,327)	(3,836,230)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments held in Trust Fund	—	—	(125,278,000)
Withdrawals from trust fund	1,869,117	512,450	3,736,052
Purchases of equipment	—	—	(1,530)

Net cash (used in) provided by investing activities	1,869,117	512,450	(121,543,478)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	—	—	28,750
Proceeds from note payable to initial stockholder	—	—	368,169
Repayment of note payable to initial stockholder	—	—	(368,169)
Proceeds from public offering	—	—	128,000,000
Proceeds from issuance of warrants in private placement	—	—	2,750,000
Payment of acquisition costs	(549,123)	—	—
Payment of registration costs	(14,837)	—	(5,386,717)

Net cash provided by (used in) financing activities	(563,960)	—	125,392,033

Net increase in cash and cash equivalents	454,816	(89,877)	12,325
Cash and cash equivalents
Beginning of period	67,753	102,202	—

End of period	$522,569	$12,325	12,325

Supplemental disclosure of non-cash financing activities
Accrual of deferred acquisition costs	$968,803	$—	$—

Accrual of deferred underwriting fees	$—	—	$4,288,000

Supplemental disclosure of cash flow information:
Cash paid for income and capital taxes	$658,907	$225,100	$1,414,801

See accompanying notes to financial statements.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Notes to Financial Statements

Note 1 – Organization and Nature of Business Operations

China Holdings Acquisition Corp. (the “Company”) is a blank check company incorporated on June 22, 2007, for the purpose of acquiring or acquiring control of one or more operating businesses having their primary operations in Asia through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination or contractual arrangements (a “Business Combination”). The Company has focused on potential acquisition targets in the People’s Republic of China (“China”) (a “Target Business”) since its initial public offering. All activity from June 22, 2007 (inception) to June 30, 2009 is related to the Company’s formation and capital raising activities.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7.

The financial statements at June 30, 2009 and for the periods from June 22, 2007 (inception) to June 30, 2009, the three and six months ended June 30, 2008, and the three and six months ended June 30, 2009 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2009, the results of its operations and cash flows for the three and six months ended June 30, 2008, the three and six months ended June 30, 2009, and for the period from June 22, 2007 (inception) through June 30, 2009. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The condensed balance sheet at December 31, 2008 has been derived from the audited financial statements.

The financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC.

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

If the Company does not execute a letter of intent, agreement in principle or definitive agreement for a Business Combination prior to 18 months from the date of the closing of the Offering, the Company’s board will convene, adopt and recommend to their stockholders a plan of dissolution and distribution and file a proxy statement with the SEC seeking stockholder approval for such plan (see Note 10). If, however, a letter of intent, agreement in principle or definitive agreement for a Business Combination has been executed prior to 18 months from the date of the closing of the Offering, the Company will seek the consummation of that Business Combination by November 21, 2009. However, if the Company has entered into a letter of intent, agreement in principle or definitive agreement within 18 months following the closing of the Offering and management anticipates that the Company may not be able to consummate a Business Combination within the 24 months from the date of the closing of the Offering, the Company may seek to extend the time period within which it may complete its Business Combination to 36 months, by calling a special (or annual) meeting of stockholders for the purpose of soliciting their approval for such extension (the “Extended Period”). If the Company receives

China Holdings Acquisition Corp.

(a corporation in the development stage)

Note 1 – Organization and Nature of Business Operations (continued)

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

The funds in the trust account are invested in permitted United States government securities in the JP Morgan U.S. Government Money Market Fund, Institutional share class (ticker: UGXX). Up to an aggregate of $3,200,000 of after-tax interest income on the balance of the trust account was permitted to be released to the Company to fund working capital, due diligence and general corporate requirements of which approximately $2,320,000 had been released through June 30, 2009.

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

The money market funds in which the funds in trust have been invested, as described above, is measured and recorded at fair value on the Company’s balance sheet on a recurring basis. The following table presents the money market funds - held in trust at its level within the fair value hierarchy at December 31, 2008 and June 30, 2009.

	Total	Level 1	Level 2	Level 3
Investment held in Trust, December 31, 2008	$125,445,425	$125,445,425	$—	$—
Investment held in Trust, June 30, 2009	$125,278,310	$125,278,310	$—	$—

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

Basic net earnings per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the 15,550,000 outstanding warrants are not yet exercisable, they have been excluded from the Company’s computation of diluted earnings per share for the three and six months ended June 30, 2008, the three and six months ended June 30, 2009, and the period from June 22, 2007 (inception) to June 30, 2009. Therefore, basic and diluted earnings per share are the same for the periods presented.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The Company has applied the provisions if FIN 48 since inception.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no adjustments for uncertain tax positions in the current year. All tax years remain open to examination by the major tax jurisdiction to which we are subject.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Note 4 – Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements - In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies to us with respect to any acquisitions that we complete and require any related acquisition costs to be expensed as incurred.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the ownership interests in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the non-controlling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. SFAS 160 will apply to us with respect to any acquisitions, that we complete on or after January 1, 2009, which will result in a noncontrolling interest.

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

China Holdings Acquisition Corp.

(a corporation in the development stage)

Note 5 – Income Taxes

The Company has recorded a deferred tax asset for the tax effect of temporary differences of $711,525 and $256,810 at December 31, 2008 and June 30, 2009, respectively. In recognition of the Company’s twenty-year carry-forward period in the event of a Business Combination, and its carry-back opportunities in the event of liquidation, the Company has not recorded a valuation allowance on the accompanying balance sheets. The temporary differences creating the Company’s deferred tax assets relate to currently non-deductible formation and operating costs. The effective tax rate of 39% for the three and six months ended June 30, 2008 differs from the Federal statutory rate of 34% due to the effect of state income taxes of 5%. The effective tax rate of 34% for the three and six months ended June 30, 2009 equals the Federal statutory rate of 34%. The effective tax rate of 37% for the period from June 22, 2007 (inception) to June 30, 2009 differs from the Federal statutory rate of 34% due to the effect of state income taxes of 3%.

The Company’s termination of the Bright World acquisition (see Note 9) on April 3, 2009 results in the Company qualifying for the deduction of $1,636,006 of expenses on its 2009 U.S. Federal Income Tax return. Accordingly, the Company has reversed a substantial portion of its deferred tax asset and realized it as income taxes receivable.

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

The components of income tax expense (benefit) are:

	For the three months ended June 30, 2008	For the three months ended June 30, 2009	For the six months ended June 30, 2008	For the six months ended June 30, 2009	For the period from June 22, 2007 (inception) to June 30, 2009
Currently payable:
Federal	$219,313	$(533,806)	$562,082	$(485,161)	$552,089
State	52,277	—	134,019	—	45,116

Deferred:
Federal	(34,262)	515,504	(72,516)	454,715	(260,467)
State	(8,170)	—	(17,293)	—	(8,421)

Total income tax expense (benefit)	$229,158	$(18,302)	$606,292	$(30,446)	$328,317

Note 6 – Commitments

Administrative Fees

The Company has agreed to pay an affiliate of a stockholder $10,000 per month for secretarial and administrative services. The arrangement commenced on November 16, 2007 and terminates upon the earlier of (i) the completion of the Company’s Business

China Holdings Acquisition Corp.

(a corporation in the development stage)

Note 6 – Commitments (continued)

Combination, or (ii) the Company’s dissolution. The Company recognized: $30,000 of expense under this arrangement for each of the three months ended June 30, 2008 and June 30, 2009; $60,000 of expense for each of the six month periods ended June 30, 2008 and June 30, 2009; and $195,000 of expense for the period from June 22, 2007 (inception) to June 30, 2009. Commencing June 1, 2009, the Company begun deferring its monthly payment for such services unless funds were available for such payment.

Underwriting Agreement

In connection with the Offering, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with the underwriters in the Offering.

Pursuant to the Underwriting Agreement, the Company was obligated to Citi (the “Representative”), the representative of the underwriters, for certain fees and expenses related to the Offering, including underwriting discounts of $8,960,000. The Company paid $4,672,000 of the underwriting discounts upon closing of the Offering. The Company and the Representatives have agreed that payment of the additional portion of the underwriting discount of $4,288,000 will be deferred until consummation of the Business Combination. Accordingly, a deferred underwriting fee comprised of the deferred portion of the underwriting discount is included on the accompanying balance sheets at December 31, 2008 and June 30, 2009.

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

Note 7 – Capital Stock

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares of preferred stock were outstanding as of December 31, 2008, nor as of June 30, 2009.

Common Stock

On November 15, 2007, the Company’s Board of Directors authorized a stock dividend of 0.2 shares for each outstanding share of common stock. All references in the accompanying financial statements to the number of shares of common stock have been retroactively restated to reflect this transaction.

The Company is authorized to issue 40,000,000 shares of common stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. The Company intends to authorize additional shares prior to the closing of the proposed acquisition described in Note 10.

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

Note 8 – Warrants (continued)

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

Reserve Common Stock

At December 31, 2008, and June 30, 2009, 15,550,000 shares of common stock were reserved for issuance upon exercise of Public Warrants and the Private Warrants.

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

Note 9 – Termination of Bright World Acquisition

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

On April 29, 2009, the Company terminated the Undertaking Agreement effective as of April 3, 2009.

Note 10 – Potential Business Combination and Subsequent Event

On May 11, 2009, the Company entered into a letter of intent for a potential Business Combination. As a result, the Company has met the condition under its amended and restated certificate of incorporation that permits it until November 21, 2009 to complete an initial Business Combination meeting the criteria set forth therein.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Note 10 – Potential Business Combination and Subsequent Event (continued)

On August 7, 2009, the Company (a/k/a the “Parent” or “China Holdings”), China Ceramics Co., Ltd., a British Virgin Islands company and a wholly-owned subsidiary of Parent (“Purchaser”), Jinjiang Hengda Ceramics Co., Ltd., a Chinese enterprise (“Hengda,” or “Target”), Success Winner Limited (“Success”), a British Virgin Islands company and the owner of 100% of the equity interests of the Stand Best Creation Limited, a Hong Kong company which owns 100% of the equity interest of Hengda (“Stand Best”), and Mr. Wong Kung Tok (the “Seller”), the owner of 100% of the equity interests of the Success, entered into a Stock Purchase Agreement (the “Agreement”).

Acquisition of Target; Acquisition Consideration

Upon the closing of the transactions contemplated in the Agreement, China Holdings will acquire 100% of the issued and outstanding shares of Success, which owns 100% of the equity interest of Stand Best, which owns 100% of the equity interests of Hengda, from Success’ sole shareholder, Mr. Wong Kung Tok, in exchange for an aggregate of 5,743,000 shares of the common stock, par value $0.001 per share (“Parent Common Stock”). We refer to this stock purchase as the “acquisition.” In addition, 8,185,763 shares of the Parent Common Stock will be placed in escrow (the “Contingent Shares”) and released to the Seller in the event the targets described below are achieved:

•

In the event that Hengda achieves net earnings before taxes (excluding (A) expenses incurred for the acquisition, (B) the effect on financial results of any Contingent Shares released from escrow and (C) earnings derived from any acquisition of a business or assets made by Hengda or Stand Best after the closing date of the acquisition other than earnings from Jiangxi Hengdali Ceramics and Construction Material Limited or any additional assets acquired in connection with Jiangxi Hengdali Ceramics) for the fiscal year ending December 31, 2009 of equal to or greater than $28,000,000, then an additional 0.3284 of a share of Parent Common Stock for each dollar of net earnings before taxes over $28,000,000 for the fiscal year ending December 31, 2009 will be released to the Seller, up to a maximum of 1,214,127 shares of Parent Common Stock.

•

In the event that Hengda achieves net earnings after taxes (excluding (A) the effect on financial results of any Contingent Shares released from escrow and (B) earnings derived from any acquisition of a business or assets made by Hengda or Stand Best after the Closing Date other than earnings from Jiangxi Hengdali Ceramics and Construction Material Limited or any additional assets acquired in connection with Jiangxi Hengdali Ceramics) for the fiscal year ending December 31, 2010 of equal to or greater than $23,772,993, then an additional 0.2359 of a share of Parent Common Stock for each dollar of net earnings after taxes over $23,772,993 for the fiscal year ending December 31, 2010 will be released to the Seller, up to a maximum of 1,794,800 shares of Parent Common Stock.

•

In the event that Hengda achieves net earnings after taxes (excluding (A) the effect on financial results of any Contingent Shares released from escrow and (B) earnings derived from any acquisition of a business or assets made by Hengda or Stand Best after the Closing Date other than earnings from Jiangxi Hengdali Ceramics and Construction Material Limited or any additional assets acquired in connection with Jiangxi Hengdali Ceramics) for the fiscal year ending December 31, 2011 of equal to or greater than $31,380,292, then an additional 0.1790 of a share of Parent Common Stock for each dollar of net earnings after taxes over $31,380,292 for the fiscal year ending December 31, 2011 will be released to the Seller, up to a maximum of 2,176,836 shares of Parent Common Stock.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Note 10 – Potential Business Combination and Subsequent Event (continued)

•

In the event that the closing price of Parent Common Stock is at or above $20.00 per share for any twenty trading days in a 30 trading day period prior to April 30, 2012, then the Parent shall issue an additional 2,000,000 shares of Parent Common Stock to the Seller.

•

In the event that the closing price of Parent Common Stock is at or above $25.00 per share for any twenty trading days in a 30 trading day period prior to April 30, 2012, then the Parent shall issue an additional 1,000,000 shares of Parent Common Stock to the Seller.

The Seller will place 574,000 of the shares issued to it in escrow. Such shares may be used to pay for the indemnification obligations described below.

Representations and Warranties

In the Agreement, Hengda, Success and the Seller (collectively, the “Warrantors”) make certain representations and warranties (with certain exceptions set forth in the disclosure schedule to the Agreement) relating to, among other things: (a) capital structure; (b) proper corporate organization and similar corporate matters; (c) authorization, execution, delivery and enforceability of the Agreement and other transaction documents; (d) required consents; (e) licenses and permits; (f) taxes and audits; (g) financial information; (h) absence of certain changes or events; (i) absence of undisclosed liabilities; (j) title to assets and properties; (k) material contracts; and (l) compliance with laws, including those relating to the PRC, foreign corrupt practices and money laundering.

In the Agreement, the Seller makes certain representations and warranties (with certain exceptions set forth in the disclosure schedule to the Agreement) relating to, among other things: (a) title to shares; and (b) certain securities law matters.

In the Agreement, China Holdings and Purchaser make certain representations and warranties relating to, among other things: (a) proper corporate organization and similar corporate matters; (b) authorization, execution, delivery and enforceability of the Agreement and other transaction documents; (c) capital structure; and (d) validity of share issuance.

Conduct Prior to Closing; Covenants

The Warrantors have agreed to use their best efforts to cause Hengda and its subsidiaries and affiliated entities to continue to operate its business in the ordinary course prior to the closing (with certain exceptions) and not to take certain specified actions without the prior written consent of China Holdings.

The Agreement also contains covenants of Hengda, Success and the Seller, including covenants providing for:

•

Hengda and Success providing access to its books and records to China Holdings, and providing information relating to Hengda’s business as China Holdings, its counsel and other representations may request;

China Holdings Acquisition Corp.

(a corporation in the development stage)

Note 10 – Potential Business Combination and Subsequent Event (continued)

•

Hengda, Success, Seller, China Holdings and Purchaser agree not to, directly or indirectly, solicit, encourage or enter into any negotiation or arrangement with any party. Other than the other parties to the Agreement concerning the sale of all of any part of Hengda’s business or the capital stock or other securities of Success or any of its subsidiaries that takes the form of a sale of stock or assets, merger, consolidation or any joint venture or partnership;

•	China Holdings giving the Seller piggy-back registration rights relating to the shares of Parent Common Stock issued in connection with the acquisition.

•

Seller and each of the other persons receiving stock consideration in connection with the acquisition will each enter into a lock-up agreement pursuant to which the shares of Parent Common Stock will be locked-up for a period of twelve months, except with respect to 655,000 shares of Parent Common Stock, which will be locked-up for a period of six months.

Conditions to Closing

General Conditions

Consummation of the Agreement and the acquisition is conditioned on (a) no law or court order prohibiting or limiting consummation of the acquisition or materially limiting China Holdings’ right to control the Target; (b) holders of a majority of China Holdings’ common stock approving the business combination in accordance with its Articles of Incorporation, with holders of less than 33.33% of China Holdings’ public shares of common stock voting against the acquisition and properly exercising their rights to convert such public shares of common stock to cash; (c) the absence of any proceeding pending or threatened to enjoin or otherwise restrict the acquisition.

Warrantors’ Conditions to Closing

The obligations of Hengda, Success and Seller to consummate the transactions contemplated by the Agreement, in addition to the conditions described above, are conditioned upon the representations and warranties of China Holdings and Purchaser being true on and as of the closing date of the Agreement, and China Holdings and Purchaser complying with all required covenants in the Agreement.

China Holdings’ and Purchaser’s Conditions to Closing

The obligations of China Holdings to consummate the transactions contemplated by the Agreement, in addition to the conditions described above in the first paragraph of this section, are conditioned upon each of the following, among other things:

•	the representations and warranties of the Warrantors shall be true on and as of the closing date of the Agreement, and each of the Warrantors has complied with all required covenants in the Agreement;

•	China Holdings shall have received legal opinions from counsel to the Target;

•	receipt by the Warrantors of certain third party consents; and

•	there not being any material adverse change with respect to the Target;

China Holdings Acquisition Corp.

(a corporation in the development stage)

Note 10 – Potential Business Combination and Subsequent Event (continued)

If permitted under applicable law, either China Holdings or Purchaser on the one hand or Hengda, Seller or Success on the other hand may waive any inaccuracies in the representations and warranties made to such party in the Agreement and may waive compliance with any agreements or conditions for the benefit of itself or such party contained in the Agreement.

Termination

The Agreement may be terminated and/or abandoned at any time prior to the closing, whether before or after approval of the proposals being presented to China Holdings’ shareholders, by:

•	either China Holdings or any Warrantor, if the closing has not occurred by November 21, 2009;

•

Any Warrantor, if there has been a breach by China Holdings of any covenant, representations or warranties contained in the Agreement, and in any event if such breach is subject to cure and China Holdings has not cured such breach within five days after written notice of intent to terminate from any Warrantor; or

•

China Holdings or Purchaser, if there has been a breach by any of the Warrantors of any covenant, representations or warranties contained in the Agreement, and in any event if such breach is subject to cure and China Holdings or Purchaser has not cured such breach within five days after written notice of intent to terminate from any Warrantor.

Indemnification

The Warrantors have agreed, jointly and severally, to indemnify China Holdings from any damages arising from: (a) any breach of any representation, warranty or covenant made by the Warrantors or (b) the failure to pay any third party claims for the period of time prior to the acquisition. China Holdings and purchaser have agreed to indemnify the Seller from any damages arising from (a) any breach of any representation, warranty or covenant made by Parent or the Purchaser and (b) actions or inactions of the Purchaser with regard to the business of Hengda occurring after the closing date of the acquisition. The indemnification obligations are subject to a $100,000 floor and are capped at $5,740,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

For the three months ended June 30, 2008 and June 30, 2009, the Company generated $697,040 and $85,990, respectively, of non-operating income, primarily in the form of interest income on investments in our trust account. The decrease in interest income during 2009 was due to a significant drop in interest rates earned on securities in the trust account. For the three months ended June 30, 2008, the Company incurred $108,221 of formation and operating costs consisting primarily of franchise taxes, accounting fees, administrative fees, and insurance premiums. For the three months ended June 30, 2009, the Company incurred $119,554 of formation and operating costs primarily consisting of franchise taxes, accounting fees, administrative fees, and insurance premiums. The increase in formation and operating costs during 2009 was primarily due to higher accounting and compliance costs, including costs associated with the Company’s annual meeting. During the three months ended June 30, 2008, the Company capitalized deferred acquisition costs of $1,202,926 related to the Bright World acquisition which are subsequently written off due to the termination of the Bright World acquisition. During the three months ended June 30, 2009, the Company expensed $16,267 of costs related to its proposed acquisition.

For the six months ended June 30, 2008 and June 30, 2009, the Company generated $1,786,924 and $255,063, respectively, of non-operating income, primarily in the form of interest income on investments in our trust account. The decrease in interest income during 2009 was due to a significant drop in interest rates earned on securities in the trust account. For the six months ended June 30, 2008, the Company incurred $230,576 of formation and operating costs consisting primarily of franchise taxes, accounting fees, administrative fees, and insurance premiums. For the six months ended June 30, 2009, the Company incurred $278,824 of formation and operating costs primarily consisting of franchise taxes, accounting fees, administrative fees, exchange listing fees, and insurance premiums. The increase in formation and operating costs during 2009 was primarily due to the timing of expenses related to exchange listings and higher accounting and compliance costs, including costs associated with the Company’s annual meeting. During the six months ended June 30, 2008, the Company capitalized deferred acquisition costs of $1,517,926 related to the Bright World acquisition. As a result of the termination of the Bright World acquisition, deferred acquisition costs of $1,586,486 were written off at December 31, 2008. During the six months ended June 30, 2009, the Company expensed an additional $49,520 of costs related to the Bright World acquisition and $16,267 of costs related to its proposed acquisition. We expect to continue to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as, for due diligence and other acquisition related costs.

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

We intend to use substantially all of the net proceeds of the Offering to acquire one or more target businesses, including identifying and evaluating prospective target businesses, selecting one or more target businesses, and structuring, negotiating and consummating the Business Combination. If a portion of the Business Combination is paid for using stock or debt securities, we may apply the net cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the acquired business or businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial Business Combination, to fund the purchase of other companies, the payment of dividends, to fund the repurchase of the Company’s shares and/or warrants, or for working capital.

At June 30, 2009, the Company had cash and cash equivalents, interest receivable, and income taxes receivable, aggregating approximately $524,000, available to settle current liabilities aggregating approximately $120,000 for accrued expenses. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business, exclusive of future due diligence costs and professional fees associated with a Business Combination. We will rely on interest earned of up to $3.2 million (of which approximately $2,320,000 had been released to the Company through June 30, 2009), on the trust account to fund such expenditures and, to the extent that the interest earned is below our expectations, we may have insufficient funds available to operate our business prior to our initial Business Combination. Consequently, it is highly likely that the Company will be required to implement deferred and contingent fee arrangements and/or raise additional funds through private borrowings from its founders or third parties in order to fund due diligence and professional fees in connection with any future acquisition. In the event that a Business Combination is consummated, we may fund a portion of some expenses from the net proceeds of the trust account. Moreover, we may need to raise additional funds through a private offering of debt or equity securities if such funds were required to consummate our initial Business Combination or because we become obligated to convert into cash a significant number of shares of Public Stockholders voting against our initial Business Combination or the Extended Period, in which case we may issue additional securities or incur debt in connection with such Business Combination. Such debt securities may include a working capital revolving debt facility or a longer term debt facility. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of a Business Combination.

Commencing June 1, 2009, the Company begun deferring its monthly payment of $10,000 to an affiliate of a stockholder for secretarial and administrative expenses until funds were available for such payments.

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

During the quarter ended June 30, 2009, there have been no material changes in the information about our market risk.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of June 30, 2009, that our disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

As of June 30, 2009, we have paid or incurred an aggregate of approximately $3,963,000 in expenses; which have been or will be paid out of the proceeds realized from our public offering and not held in trust, from the withdrawal of interest earned on the funds held in trust; and from withdrawals from the trust to satisfy our tax obligations. Our expenses include:

•	payment of estimated taxes (including taxes expected to be refunded by the U.S. Federal Government) incurred as a result of interest income earned on funds currently held in the trust account;

•	expenses for due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters; and

•	Insurance premiums, administrative fees, franchise taxes and miscellaneous expenses.

The funds in the trust account are invested in permitted United States government securities. Up to an aggregate of $3,200,000 of after-tax interest income on the balance of the trust account was permitted to be released to the Company to fund working capital, due diligence and general corporate requirements of which approximately $2,320,000 had been released to the Company through June 30, 2009.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 23, 2009, we held our annual meeting of stockholders for the following purposes: (1) to elect six members to our board of directors to hold office until our next annual meeting of stockholders and until their successors are duly elected and qualified; and (2) to ratify the appointment of McGladrey & Pullen, LLP, as our independent registered public accountants for our fiscal year ending December 31, 2009.

At the meeting, all of the nominees for director were elected:

NOMINEES	VOTES CAST FOR ELECTION	WITHHELD AUTHORITY
Paul K. Kelly	14,258,539	295,165
James D. Dunning, Jr.	14,258,539	295,165
Alan G. Hassenfeld	14,258,539	295,165
Gregory E. Smith	14,258,539	295,165
Xiao Feng	14,258,539	295,165
Cheng Yan Davis	14,258,539	295,165

With respect to the ratification of the appointment of McGladrey & Pullen, LLP, as our independent registered public accountants for our fiscal year ending December 31, 2009, 13,647,939 shares were in favor, 905,765 shares were voted against, and there were no abstentions and no broker non-votes.

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

CHINA HOLDINGS ACQUISITION CORP.
(Registrant)

Date: August 14, 2009	By:	/s/ Paul K. Kelly
Paul K. Kelly
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive and Financial Officer)

EXHIBITS

31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.