Form 10-Q
period 2009-09-30
China Holdings Acquisition Corp.
filed 2009-11-16
CIK 1408348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of October 31, 2009 was 16,000,000.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Condensed Balance Sheets

		Unaudited
	December 31, 2008	September 30, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$102,202	$4,194
Interest receivable	116,363	13,307
Investments held in Trust	125,445,425	125,278,093
Income taxes receivable	—	469,412
Prepaid expenses	34,078	10,709

Total current assets	125,698,068	125,775,715

Equipment, net	1,115	829
Deferred income taxes	711,525	445,540

TOTAL ASSETS	$126,410,708	$126,222,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Deferred underwriting fee	$4,288,000	$4,288,000
Income and capital taxes payable	224,554	—
Amount payable to related party	—	51,000
Accrued expenses	168,935	544,994

Total current liabilities	4,681,489	4,883,994

COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION (4,266,239 - shares at redemption value)	40,363,965	40,363,965

COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.0001 per share, 1,000,000 shares authorized, 0 shares issued	—	—
Common stock, par value $.001 per share, 40,000,000 shares authorized, 16,000,000 shares issued and outstanding (including 4,266,239 shares subject to possible redemption)	16,000	16,000
Additional paid-in capital	80,724,068	80,724,068
Retained earnings accumulated during the development stage	625,186	234,057

TOTAL STOCKHOLDERS’ EQUITY	81,365,254	80,974,125

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$126,410,708	$126,222,084

See accompanying notes to financial statements.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Unaudited Condensed Statements of Operations

	For the three months ended September 30, 2008	For the three months ended September 30, 2009	For the nine months ended September 30, 2008	For the nine months ended September 30, 2009	For the period from June 22, 2007 (inception) to September 30, 2009
Interest income	$670,081	$52,016	$2,457,005	$307,079	$3,826,199

Formation and operating costs	217,162	130,277	447,738	409,101	1,357,786

Current acquisition costs	—	424,810	—	441,077	441,077

Write-off of deferred acquisition costs related to terminated transaction	—	—	—	49,520	1,636,006

Income (loss) before provision for income taxes	452,919	(503,071)	2,009,267	(592,619)	391,330
Provision (benefit) for income taxes	209,035	(171,044)	815,327	(201,490)	157,273

Net income (loss) for the period	$243,884	$(332,027)	$1,193,940	$(391,129)	$234,057

Weighted average number of shares outstanding, basic and diluted	16,000,000	16,000,000	16,000,000	16,000,000	13,949,505

Net earnings (loss) per share, basic and diluted	$0.02	$(0.02)	$0.07	$(0.02)	$0.02

See accompanying notes to financial statements.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Condensed Statement of Stockholders’ Equity

For the period from June 22, 2007 (inception) to September 30, 2009

	Common stock		Additional Paid-In Capital	Retained Earnings Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount
Balance, June 22, 2007	—	$—	$—	$—	$—
Issuance of Common Stock to initial shareholders at $0.008 per share for 3,450,000 shares, of which 250,000 were cancelled in connection with the underwriters’ partial exercise of the over allotment option	3,200,000	3,200	25,550	—	28,750
Proceeds from issuance of warrants	—	—	2,750,000	—	2,750,000
Sale of 12,800,000 units through public offering net of underwriter’s discount and offering expenses and including $40,363,965 of proceeds allocable to 4,266,239 shares of common stock subject to possible redemption	12,800,000	12,800	118,312,483	—	118,325,283
Proceeds subject to possible redemption	—	—	(40,363,965)	—	(40,363,965)
Net income for the period	—	—	—	298,693	298,693

Balance, December 31, 2007	16,000,000	16,000	80,724,068	298,693	81,038,761

Net income for the year	—	—	—	326,493	326,493

Balance, December 31, 2008	16,000,000	$16,000	80,724,068	625,186	81,365,254
Unaudited:
Net loss for the period	—	—	—	(391,129)	(391,129)

Balance, September 30, 2009	16,000,000	$16,000	$80,724,068	$234,057	$80,974,125

See accompanying notes to financial statements.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Unaudited Condensed Statements of Cash Flows

	For the nine months ended September 30, 2008	For the nine months ended September 30, 2009	For the period from June 22, 2007 (inception) to September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,193,940	$(391,129)	$234,057

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	287	286	701
Deferred income taxes	(141,676)	265,985	(445,540)
Interest earned on trust fund	(2,678,653)	(409,997)	(3,801,024)
Changes in operating assets and liabilities:
Interest receivable	228,899	103,056	(13,307)
Income taxes receivable	—	(469,412)	(469,412)
Prepaid expenses	67,352	23,369	(10,709)
Income and capital taxes payable	111,716	(224,554)	—
Accrued expenses	12,302	416,059	584,994

Net cash used in operating activities	(1,205,833)	(686,337)	(3,920,240)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments held in Trust Fund	—	—	(125,278,000)
Withdrawals from trust fund	2,535,778	577,329	3,800,931
Purchases of equipment	—	—	(1,530)

Net cash (used in) provided by investing activities	2,535,778	577,329	(121,478,599)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	—	—	28,750
Proceeds from note payable to initial stockholder	—	—	368,169
Repayment of note payable to initial stockholder	—	—	(368,169)
Proceeds from public offering	—	—	128,000,000
Proceeds from issuance of warrants in private placement	—	—	2,750,000
Advances from related party	—	11,000	11,000
Payment of acquisition costs	(1,292,624)	—	—
Payment of registration costs	(14,837)	—	(5,386,717)

Net cash provided by (used in) financing activities	(1,307,461)	11,000	125,403,033

Net increase in cash and cash equivalents	22,484	(98,008)	4,194
Cash and cash equivalents
Beginning of period	67,753	102,202	—

End of period	$90,237	$4,194	4,194

Supplemental disclosure of non-cash financing activities
Accrual of deferred acquisition costs	$763,428	$—	$—

Accrual of deferred underwriting fees	$—	—	$4,288,000

Supplemental disclosure of cash flow information:
Cash paid for income and capital taxes	$694,986	$226,491	$1,416,192

See accompanying notes to financial statements.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Notes to Financial Statements

Note 1 – Organization and Nature of Business Operations

China Holdings Acquisition Corp. (the “Company”) is a blank check company incorporated on June 22, 2007, for the purpose of acquiring or acquiring control of one or more operating businesses having their primary operations in Asia through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination or contractual arrangements (a “Business Combination”). The Company has focused on potential acquisition targets in the People’s Republic of China (“China”) (a “Target Business”) since its initial public offering (“IPO”). All activity from June 22, 2007 (inception) to September 30, 2009 is related to the Company’s formation and capital raising activities.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7.

The financial statements at September 30, 2009 and for the periods from June 22, 2007 (inception) to September 30, 2009, the three and nine months ended September 30, 2008, and the three and nine months ended September 30, 2009 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2009, the results of its operations and cash flows for the three and nine months ended September 30, 2008, the three and nine months ended September 30, 2009, and for the period from June 22, 2007 (inception) through September 30, 2009. Management of the Company has reviewed subsequent events through November 16, 2009. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The condensed balance sheet at December 31, 2008 has been derived from the audited financial statements.

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

The Company, after signing a definitive agreement for a Business Combination, is obligated to submit such transaction for approval by a majority of the holders of common stock of the Company sold as part of the units in our Offering (the “Public Stockholders”). Public Stockholders that vote against such proposed Business Combination and exercise their redemption rights are, under certain conditions described below, entitled to convert their shares into a pro-rata distribution from the trust account (the “Redemption Right”).

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

If the Company does not execute a letter of intent, agreement in principle or definitive agreement for a Business Combination prior to 18 months from the date of the closing of the Offering, the Company’s board will convene, adopt and recommend to their stockholders a plan of dissolution and distribution and file a proxy statement with the SEC seeking stockholder approval for such plan (see Note 10). If, however, a letter of intent, agreement in principle or definitive agreement for a Business Combination has been executed prior to 18 months from the date of the closing of the Offering, the Company will seek the consummation of that Business Combination by November 21, 2009. However, if the Company has entered into a letter of intent, agreement in principle or definitive agreement within 18 months following the closing of the Offering and management anticipates that the Company may not be able to consummate a Business Combination within the 24 months from the date of the closing of the Offering. In the event there is no Business Combination within the 24-month deadline (if the Extended Period is not approved) described above (the “Target Business Combination Period”), the Company will dissolve and distribute to its Public Stockholders, in proportion to their respective equity interests, the amount held in the trust account, and any remaining net assets, after the distribution of the trust account. In the event of liquidation, the per share value of the residual assets remaining available for distribution (including trust account assets) may be less than the initial public offering price per share in the Offering. The Company’s corporate existence will automatically cease at the end of the 36-month period if the Company has not received stockholder approval for an initial Business Combination. The financial statements have been prepared assuming that the Company will continue as a going concern.

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

The funds in the trust account are invested in permitted United States government securities in the JP Morgan U.S. Government Money Market Fund, Institutional share class (ticker: UGXX). Up to an aggregate of $3,200,000 of after-tax interest income on the balance of the trust account was permitted to be released to the Company to fund working capital, due diligence and general corporate requirements of which approximately $2,386,000 had been released through September 30, 2009.

The Company adopted ASC 820 Fair Value Measurements and Disclosures (formerly SFAS No. 157) on January 1, 2008, delaying, as permitted, application for non-financial assets and non-financial liabilities. This standard establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This standard establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels, and requires that assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

The money market funds in which the funds in trust have been invested, as described above, is measured and recorded at fair value on the Company’s balance sheet on a recurring basis. The following table presents the money market funds - held in trust at its level within the fair value hierarchy at December 31, 2008 and September 30, 2009.

	Total	Level 1	Level 2	Level 3
Investment held in Trust, December 31, 2008	$125,445,425	$125,445,425	$—	$—
Investment held in Trust, September 30, 2009	$125,278,093	$125,278,093	$—	$—

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

Net Earnings (loss) per Common Share - Net earnings (loss) per share is computed based on the weighted average number of shares of common stock outstanding for the period.

Basic net earnings per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the 15,550,000 outstanding warrants are not yet exercisable, they have been excluded from the Company’s computation of diluted earnings per share for the three and nine months ended September 30, 2008, the three and nine months ended September 30, 2009, and the period from June 22, 2007 (inception) to September 30, 2009. Therefore, basic and diluted earnings per share are the same for the periods presented.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued ASC 740-10-25 (formerly FIN 48), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The Company has applied these provisions since inception.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no adjustments for uncertain tax positions in the current year. All tax years remain open to examination by the major tax jurisdiction to which we are subject.

Adoption of Codification - In June 2009, the Financial Accounting Standards Board (the “FASB”) issued the FASB Accounting Standard Codification and the Hierarchy U.S. GAAP (the “Codification”), which replaced prior guidance and modified the U.S. GAAP hierarchy to include only two levels of U.S. GAAP: authoritative and non-authoritative (formerly SFAS No. 168, “The FASB Accounting Standard Codification and the hierarchy of Generally Accepted Principles”). The Codification became the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretative releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. On the effective date of the Codification, it superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The Codification is effective for fiscal years and interim periods ending after September 15, 2009. The adoption of the Codification in the current quarter did not have a material impact on the Company’s consolidated interim financial statements.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Note 4 – Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements - ASC 855-10-05 Subsequent Events (Formerly SFAS No. 165): ASC 855-10-05 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855-10-05 is effective for interim or annual periods ending after June 15, 2009. The Company has adopted the requirements of this pronouncement. Management has evaluated events occurring from September 30, 2009 through November 16, 2009 to ensure that the impact of such events has been recorded or disclosed in the interim financial statements and accompanying notes thereto.

On January 1, 2009, the Company adopted ASC 805-20-25 Business Combinations (formerly SFAS No. 141(R)), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This applies to us with respect to any acquisitions that we complete and require any related acquisition costs to be expensed as incurred.

On January 1, 2009, the Company adopted ASC 810-10-65 (formerly SFAS No. 160), Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51, which establishes accounting and reporting standards for the ownership interests in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. This also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the non-controlling owners. This is effective for financial statements issued for fiscal years beginning after December 15, 2008. This will apply to us with respect to any acquisitions, that we complete on or after January 1, 2009, which will result in a noncontrolling interest.

The Company adopted ASC 815-40-15 (formerly EITF 07-5), “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”. This mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. It is effective for fiscal years beginning after December 15, 2008. Any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. The Company has determined that there is no impact on the Company’s financial statements from the adoption of this standard.

The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Note 5 – Income Taxes

The Company has recorded a deferred tax asset for the tax effect of temporary differences of $711,525 and $445,540 at December 31, 2008 and September 30, 2009, respectively. In recognition of the Company’s twenty-year carry-forward period in the event of a Business Combination, and its carry-back opportunities in the event of liquidation, the Company has not recorded a valuation allowance on the accompanying balance sheets. The temporary differences creating the Company’s deferred tax assets relate to currently non-deductible formation and operating costs. The effective tax rate of 46% and 41% for the three and nine months ended September 30, 2008, respectively, differs from the Federal statutory rate of 34% due to the effect of state taxes. The effective tax rate of 34% for the three and nine months ended September 30, 2009 equals the Federal statutory rate of 34%. The effective tax rate of 40% for the period from June 22, 2007 (inception) to September 30, 2009 differs from the Federal statutory rate of 34% due to the effect of state income taxes of 6%.

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

The components of income tax expense (benefit) are:

	For the three months ended September 30, 2008	For the three months ended September 30, 2009	For the nine months ended September 30, 2008	For the nine months ended September 30, 2009	For the period from June 22, 2007 (inception) to September 30, 2009
Currently payable:
Federal	$167,646	$17,686	$729,728	$(467,475)	$569,775
State	93,256	—	227,275	—	45,116

Deferred:
Federal	(41,880)	(188,730)	(114,396)	265,985	(449,197)
State	(9,987)	—	(27,280)	—	(8,421)

Total income tax expense (benefit)	$209,035	$(171,044)	$815,327	$(201,490)	$157,273

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

Combination, or (ii) the Company’s dissolution. The Company recognized: $30,000 of expense under this arrangement for each of the three months ended September 30, 2008 and September 30, 2009; $90,000 of expense for each of the nine month periods ended September 30, 2008 and September 30, 2009; and $225,000 of expense for the period from June 22, 2007 (inception) to September 30, 2009. Commencing June 1, 2009, the Company begun deferring its monthly payment for such services unless funds were available for such payment. At September 30, 2009, the Company owed $40,000 to such affiliate for secretarial and administrative expenses, as well as, $11,000 for a cash advance for expenses.

Underwriting Agreement

In connection with the Offering, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with the underwriters in the Offering.

Pursuant to the Underwriting Agreement, the Company was obligated to Citi (the “Representative”), the representative of the underwriters, for certain fees and expenses related to the Offering, including underwriting discounts of $8,960,000. The Company paid $4,672,000 of the underwriting discounts upon closing of the Offering. The Company and the Representatives have agreed that payment of the additional portion of the underwriting discount of $4,288,000 will be deferred until consummation of the Business Combination. Accordingly, a deferred underwriting fee comprised of the deferred portion of the underwriting discount is included on the accompanying balance sheets at December 31, 2008 and September 30, 2009.

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

Note 7 – Capital Stock

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares of preferred stock were outstanding as of December 31, 2008, nor as of September 30, 2009.

Common Stock

The Company has one class of common stock. Holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders, and will vote as one class on all such issues.

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

The Company will proceed with a business combination only if the holders of a majority of the shares issued in the IPO present and entitled to vote at the meeting to approve the business combination vote in favor of the business combination and stockholders owning less than 33.33% of the shares sold in the IPO vote against the business combination and exercise the conversion rights discussed elsewhere herein. In connection with the vote required for any business combination, all of the Company’s officers and directors who purchased shares in the IPO or following the IPO in the open market, may vote their shares in any manner they determine, in their sole discretion.

If the Company is forced to liquidate prior to a business combination, it will distribute to all of its stockholders an aggregate sum equal to $9.79 per share, plus a pro-rata share of the interest earned on the trust fund (prior to the payment of any federal or state taxes due by the Company). The Company’s remaining net assets, if any, including any amounts remaining in the trust fund after payment of the $9.79 per share, plus a pro-rata share of the interest earned on the trust fund (prior to the payment of any federal or state taxes due by the Company), will be distributed to the holders of its common stock. As of September 30, 2009, there was approximately $125,278,000 in the Company’s Trust Account, or approximately $9.79 per share issued in the IPO.

The Company’s stockholders have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the common stock, except that stockholders have the right to have their shares of common stock converted into cash equal to their pro rata share of the trust fund if they vote against the business combination and the business combination is approved and completed. Stockholders who convert their stock into their share of the trust fund still have the right to exercise the warrants that they received as part of the units.

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

Reserve Common Stock

At December 31, 2008, and September 30, 2009, 15,550,000 shares of common stock were reserved for issuance upon exercise of Public Warrants and the Private Warrants.

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

On April 29, 2009, the Company terminated the Undertaking Agreement effective as of April 3, 2009.

Note 10 – Potential Business Combination

On May 11, 2009, the Company entered into a letter of intent for a potential Business Combination. As a result, the Company met the condition under its amended and restated certificate of incorporation that permits it until November 21, 2009 to complete an initial Business Combination meeting the criteria set forth therein.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Note 10 – Potential Business Combination (continued)

On August 7, 2009, the Company (a/k/a the “Parent” “CHAC” or “China Holdings”), China Ceramics Co., Ltd., a British Virgin Islands company and a wholly-owned subsidiary of Parent (“Purchaser”), Jinjiang Hengda Ceramics Co., Ltd., a Chinese enterprise (“Hengda,” or “Target”), Success Winner Limited (“Success”), a British Virgin Islands company and the owner of 100% of the equity interests of the Stand Best Creation Limited, a Hong Kong company which owns 100% of the equity interest of Hengda (“Stand Best”), and Mr. Wong Kung Tok (the “Seller”), the owner of 100% of the equity interests of the Success, entered into a Stock Purchase Agreement (the “Agreement”).

Redomestication to the British Virgin Islands

CHAC, the current Delaware corporation, will effect a merger pursuant to Section 251 of the General Corporation Law of the State of Delaware in which it will merge with and into China Ceramics, its wholly-owned British Virgin Islands subsidiary, with China Ceramics surviving the merger, (the “Redomestication”).

The Redomestication will result in all of CHAC’s issued and outstanding shares of common stock immediately prior to the Redomestication converting into shares of China Ceramics, and all units, warrants and other rights to purchase CHAC’s common stock immediately prior to the Redomestication being exchanged for substantially equivalent securities of China Ceramics. If the shares of China Ceramics do not continue to be quoted on the NYSE Amex, it is possible that the shares will be quoted only on the OTC Bulletin Board. CHAC will cease to exist and China Ceramics will be the surviving corporation. In connection therewith, China Ceramics will assume all the property, rights, privileges, agreements, powers and franchises, debts, liabilities, duties and obligations of CHAC, including any and all agreements, covenants, duties and obligations of CHAC set forth in the Acquisition Agreement.

Business Combination with Success Winner; Business Combination Consideration

Immediately following the Redomestication, China Ceramics will acquire all of the issued and outstanding shares of Success Winner held by Mr. Wong Kung Tok (the “Seller”) in exchange for $10.00 and 5,743,320 shares of China Ceramics ordinary shares. The issuance of shares of China Ceramics to the post-business combination shareholders is being consummated on a private placement basis pursuant to Section 4(2) of the Securities Act of 1933, as amended. In addition, 8,185,763 shares of the China Ceramics ordinary shares will be placed in escrow (the “Contingent Shares”) and released in the event certain earnings and stock price thresholds are achieved, as specified in the table below. Of the Contingent Shares, up to 5,185,763 Contingent Shares will be released based on achieving growth in either net earnings before tax or net earnings after tax, depending on the year, following the completion of an audit in accordance with International Financial Reporting Standards (IFRS). Additionally, 3,000,000 Contingent Shares will be released if CHAC shares close at or above certain share price targets for any twenty trading days within a thirty trading day period prior to April 30, 2012.

	Incentive Range		Implied Growth(1)	Shares Released per $ of Growth	Maximum Shares Released
Financial Metric in the Fiscal Year	Min	Max
2009 net earnings before tax	$28.0	$31.7	13.2%	0.3284	1,214,127
2010 net earnings after tax	$23.8	$31.4	32.0%	0.2359	1,794,800
2011 net earnings after tax	$31.4	$43.5	38.7%	0.1790	2,176,836

Stock price targets by April 30, 2012				Price of $20 Price of $25	2,000,000 1,000,000

(1)	Implied year over year growth of Max Benchmark after tax

For example, Hengda will receive 0.3284 CHAC shares for every dollar of 2009 net earnings before tax above $28.0 million up to a maximum of 1,214,127 CHAC shares which occurs at a 2009 net earnings before tax of $31.7 million.

The aggregate value of the consideration to be paid by China Ceramics in the business combination will be approximately $55.7 million (based on 5,743,320 shares to be issued to the post-Business Combination shareholders at a market value of $9.69 per share, the most recent closing price of CHAC’s common stock as of October 15, 2009). In connection with the closing of the transaction, the CHAC founders will forfeit 1,600,000 of their founders’ shares to CHAC for cancellation. After such shares are canceled, the CHAC founders will own a total of 1,600,000 shares.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Note 10 – Potential Business Combination (continued)

CHAC currently has authorized share capital of 41,000,000 shares consisting of 40,000,000 shares of common stock with a par value of $0.001 per share and 1,000,000 shares of preferred stock with a par value of $0.0001 per share. China Ceramics currently is authorized to issue of 51,000,000 shares of a single class.

After the Business Combination assuming no redemption of shares into cash and no contingent shares are issued, CHAC’s current public shareholders will own approximately 63.5% of China Ceramics, CHAC’s current directors, officers and affiliates will own approximately 8.0% of China Ceramics, Seller will own approximately 28.5% of China Ceramics.

Pursuant to the Acquisition Agreement, the redomestication will not be consummated unless the business combination is also approved. Similarly, the business combination will not take place unless the redomestication is also approved. Upon consummation of the business combination, China Ceramics will own 100% of the issued and outstanding shares of Success Winner.

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

Conduct Prior to Closing; Covenants

The Warrantors have agreed to continue to operate Hengda’s business in the ordinary course prior to the closing (with certain exceptions) and not to take certain specified actions without the prior written consent of China Holdings.

The Agreement also contains covenants of Hengda, Success and the Seller, including covenants providing for:

•

Hengda and Success providing access to its books and records to China Holdings, and providing information relating to Hengda’s business as China Holdings, its counsel and other representations may request;

China Holdings Acquisition Corp.

(a corporation in the development stage)

Note 10 – Potential Business Combination (continued)

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

China Holdings’ and Purchaser’s Conditions to Closing

The obligations of China Holdings to consummate the transactions contemplated by the Agreement, in addition to the conditions described above in the first paragraph of this section, are conditioned upon each of the following, among other things:

•	the representations and warranties of the Warrantors shall be true on and as of the closing date of the Agreement, and each of the Warrantors has complied with all required covenants in the Agreement;

•	China Holdings shall have received legal opinions from counsel to the Target;

•	receipt by the Warrantors of certain third party consents;

•	there not being any material adverse change with respect to the Target; and

•	Hengda has entered into a definitive purchase agreement for the Gaoan facility.

Although China Holdings’s Board of Directors expects Hengda to enter into a definitive agreement to purchase the Gaoan facility prior to the special meeting of shareholders, if Hengda has not entered into a definitive agreement to purchase the Gaoan facility, the transaction will not be consummated and China Holdings will liquidate and dissolve. However, even though Hengda must enter into a definitive agreement for the purchase of the Gaoan facility prior to the business combination in order for it to be consummated, it is possible that, post business combination, the post business combination company does not actually acquire the facility. If the Gaoan facility were not acquired, the growth of the post business combination company will be impaired.

China Holdings Acquisition Corp.

(a corporation in the development stage)

Note 10 – Potential Business Combination (continued)

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

Proxy

On November 10, 2009, China Ceramics mailed its proxy on Form F-4 to the Company’s common shareholders of record as of October 22, 2009 in connection with a special meeting scheduled for November 20, 2009 at which, among other matters, the common shareholders will vote to approve or reject the acquisition of Success.

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

For the three months ended September 30, 2008 and September 30, 2009, the Company generated $670,081 and $52,016, respectively, of non-operating income, primarily in the form of interest income on investments in our trust account. The decrease in interest income during 2009 was due to a significant drop in interest rates earned on securities in the trust account. For the three months ended September 30, 2008, the Company incurred $217,162 of formation and operating costs consisting primarily of franchise taxes, capital taxes, accounting fees, administrative fees, and insurance premiums. For the three months ended September 30, 2009, the Company incurred $130,277 of formation and operating costs primarily consisting of franchise taxes, accounting fees, administrative fees, and insurance premiums. The decrease in formation and operating costs during 2009 was primarily due to the absence of capital taxes during 2009. During the three months ended September 30, 2008, the Company capitalized deferred acquisition costs of $538,126 related to the Bright World acquisition which are subsequently written off due to the termination of the Bright World acquisition. During the three months ended September 30, 2009, the Company expensed $424,810 of costs related to its proposed acquisition.

For the nine months ended September 30, 2008 and September 30, 2009, the Company generated $2,457,005 and $307,079, respectively, of non-operating income, primarily in the form of interest income on investments in our trust account. The decrease in interest income during 2009 was due to a significant drop in interest rates earned on securities in the trust account. For the nine months ended September 30, 2008, the Company incurred $447,738 of formation and operating costs consisting primarily of franchise taxes, capital taxes, accounting fees, administrative fees, and insurance premiums. For the nine months ended September 30, 2009, the Company incurred $409,101 of formation and operating costs primarily consisting of franchise taxes, accounting fees, administrative fees, exchange listing fees, and insurance premiums. The decrease in formation and operating costs during 2009 was primarily due to the absence of capital taxes during 2009. During the nine months ended September 30, 2008, the Company capitalized deferred acquisition costs of $2,056,052 related to the Bright World acquisition. As a result of the termination of the Bright World acquisition, deferred acquisition costs of $1,586,486 were written off at December 31, 2008. During the nine months ended September 30, 2009, the Company expensed an additional $49,520 of costs related to the Bright World acquisition and $441,077 of costs related to its proposed acquisition. We expect to continue to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as, for due diligence and other acquisition related costs.

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

At September 30, 2009, the Company had cash and cash equivalents, interest receivable, and income taxes receivable, aggregating approximately $487,000, available to settle current liabilities aggregating approximately $596,000 for accrued expenses and advances from related parties. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business, exclusive of future due diligence costs and professional fees associated with a Business Combination. We will rely on interest earned of up to $3.2 million (of which approximately $2,386,000 had been released to the Company through September 30, 2009), on the trust account to fund such expenditures and, to the extent that the interest earned is below our expectations, we may have insufficient funds available to operate our business prior to our initial Business Combination. Consequently, it is highly likely that the Company will be required to implement deferred and contingent fee arrangements and/or raise additional funds through private borrowings from its founders or third parties in order to fund due diligence and professional fees in connection with any future acquisition. In the event that a Business Combination is consummated, we may fund a portion of some expenses from the net proceeds of the trust account. Moreover, we may need to raise additional funds through a private offering of debt or equity securities if such funds were required to consummate our initial Business Combination or because we become obligated to convert into cash a significant number of shares of Public Stockholders voting against our initial Business Combination or the Extended Period, in which case we may issue additional securities or incur debt in connection with such Business Combination. Such debt securities may include a working capital revolving debt facility or a longer term debt facility. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of a Business Combination.

Commencing June 1, 2009, the Company began deferring its monthly payment of $10,000 to an affiliate of a stockholder for secretarial and administrative expenses until funds are available for such payments. At September 30, 2009, the Company owed $40,000 to such affiliate for secretarial and administrative expenses, as well as, $11,000 for a cash advance for expenses. During November 2009, the Company received an additional cash advance of $25,000 from related parties for expenses.

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

During the quarter ended September 30, 2009, there have been no material changes in the information about our market risk.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of September 30, 2009, that our disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

As of September 30, 2009, we have paid or incurred an aggregate of approximately $4,520,000 in expenses; which have been or will be paid out of the proceeds realized from our public offering and not held in trust, from the withdrawal of interest earned on the funds held in trust; and from withdrawals from the trust to satisfy our tax obligations. Our expenses include:

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

The funds in the trust account are invested in United States government securities. Up to an aggregate of $3,200,000 of after-tax interest income on the balance of the trust account was permitted to be released to the Company to fund working capital, due diligence and general corporate requirements of which approximately $2,386,000 had been released to the Company through September 30, 2009.

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

CHINA HOLDINGS ACQUISITION CORP.
(Registrant)

Date: November 16, 2009	By:	/s/ Paul K. Kelly
Paul K. Kelly
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive and Financial Officer)

EXHIBITS

31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.